Form 10-Q
period 1994-06-30
KRUPP REALTY LTD PARTNERSHIP V
filed 1994-08-09
CIK 721799

UNITES STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1994

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to



                Commission file number          0-11985


                      Krupp Realty Limited Partnership-V


            Massachusetts                       04-2796207
(State or other jurisdiction of              (IRS employer
incorporation or organization)            identification no.)

470 Atlantic Avenue, Boston, Massachusetts     02210
(Address of principal executive offices)   (Zip Code)


                                (617) 423-2233
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No

                          PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        KRUPP REALTY LIMITED PARTNERSHIP-V

                                  BALANCE SHEETS


                                      ASSETS

                                                    June 30,     December 31,
                                                      1994           1993

Multi-family apartment complexes, net of
 accumulated depreciation of $33,178,750
 and $31,569,120, respectively                    $38,185,253    $38,739,695

Cash and cash equivalents                             702,978        713,196
Cash restricted for tenant security deposits          526,046        566,626
Cash restricted for capital improvements            1,883,331      2,280,342
Prepaid expenses and other assets                   1,699,606      1,610,737
Deferred expenses, net of accumulated
  amortization of $420,997 and $378,371,
  respectively (Note 2)                               624,634        655,122

  Total assets                                    $43,621,848    $44,565,718

                         LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable                            $47,667,426    $47,933,327
Accounts payable                                      129,375        147,975
Accrued expenses and other liabilities              3,473,850      3,186,523
Due to affiliates                                   1,310,185      1,385,328

  Total liabilities                                52,580,836     52,653,153

Partners' deficit (Note 3)                         (8,958,988)    (8,087,435)

  Total liabilities and partners' deficit         $43,621,848    $44,565,718
















                   The accompanying notes are an integral
                      part of the financial statements.

                       KRUPP REALTY LIMITED PARTNERSHIP-V

                             STATEMENTS OF OPERATIONS


                                       For the Three Months           For the Six Months
                                          Ended June 30,                 Ended June 30,
                                      1994           1993             1994         1993

Revenue:
  Rental                           $3,351,793      $3,397,390      $6,681,456   $ 6,653,869
  Interest income                      22,452          54,070          39,808        95,812

        Total revenue               3,374,245       3,451,460       6,721,264     6,749,681

Expenses:
  Operating (including reim-
    bursements to affiliates
    of $89,858, $89,859, $179,717
    and $179,718, respectively)     1,038,321       1,127,350       2,092,318     2,188,844
  Maintenance                         290,424         222,445         409,399       359,288
  General and administrative
    (including reimbursements
     to affiliates of $20,566,
     $20,286, $42,188 and $40,628,
     respectively)                     35,890          32,209          65,003        63,561
  Real estate taxes                   551,664         556,004       1,109,390     1,128,966
  Management fees to an affiliate     123,316         103,330         266,456       238,124
  Depreciation and amortization       837,830         797,863       1,652,256     1,595,038
  Interest                          1,040,019       1,322,359       1,997,995     2,651,569

        Total expenses              3,917,464       4,161,560       7,592,817     8,225,390

Net loss                           $ (543,219)    $  (710,100)     $ (871,553)  $(1,475,709)


Allocation of net loss (Note 3):

  Per Unit of Investor Limited
   Partner Interest (35,200 Units
   outstanding)                    $   (15.28)    $    (19.97)     $   (24.51)  $    (41.50)

  General Partners                 $   (5,432)    $    (7,101)     $   (8,715)  $   (14,757)














                      The accompanying notes are an integral
                         part of the financial statements.

                       KRUPP REALTY LIMITED PARTNERSHIP-V

                            STATEMENTS OF CASH FLOWS

                                                                For the Six Months
                                                                  Ended June 30,
                                                               1994           1993

Operating activities:
  Net loss                                                  $  (871,553)   $(1,475,709)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciation and amortization                             1,652,256      1,595,038
    Amortization of mortgage premium                               -              (105)
    Decrease in cash restricted for tenant
       security deposits                                         40,580          8,771
    Decrease (increase) in prepaid expenses and other
     assets                                                     (88,869)       244,649
    Increase (decrease) in accounts payable                     (18,600)       164,490
    Increase in accrued expenses and other liabilities          287,327        890,353
    Increase (decrease) in due to affiliates                    (75,143)       227,446

          Net cash provided by operating activities             925,998      1,654,933

Investing activities:
  Additions to fixed assets                                  (1,055,188)      (351,576)
  Decrease (increase) in cash restricted for capital
   improvements                                                 397,011        (13,327)

          Net cash used for investing activities               (658,177)      (364,903)

Financing activities:
  Principal payments on mortgage notes payable                 (265,901)      (129,113)
  Deferred expenses                                             (12,138)          -

          Net cash used for investing activities               (278,039)      (129,113)


Net increase (decrease) in cash and cash equivalents            (10,218)     1,160,917

Cash and cash equivalents, beginning of period                  713,196      4,118,300

Cash and cash equivalents, end of period                    $   702,978    $ 5,279,217













                      The accompanying notes are an integral
                         part of the financial statements.

                      KRUPP REALTY LIMITED PARTNERSHIP-V

                         NOTES TO FINANCIAL STATEMENTS


(1)  Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-V (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 for additional information relevant to significant accounting policies followed by the Partnership.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1994, its results of operations for the three and six months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993. Certain prior year balances have been reclassified to conform with the current period consolidated financial statement presentation.

     The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Related Party Transactions

     Amounts paid to affiliates of the General Partners during the six months ended June 30, 1994 and for the year ended December 31, 1993 for costs related to refinancing activities of the Partnership's mortgage notes were $11,444 and $27,658, respectively.

(3)  Changes in Partners' Deficit

     A summary of changes in Partners' Deficit for the six months ended June 30, 1994 is as follows:

                          Investor       Original                  Total
                          Limited        Limited     General      Partners'
                          Partners       Partner    Partners       Deficit

    Balance at
    December 31, 1993    $(7,467,998)   $(234,539)  $(384,898)   $(8,087,435)

    Net loss                (862,838)        -         (8,715)      (871,553)

    Balance at
    June 30, 1994        $(8,330,836)   $(234,539)  $(393,613)   $(8,958,988)


                                     Continued

                      KRUPP REALTY LIMITED PARTNERSHIP-V




Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings, the potential refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service, capital improvements and expenses. Cash flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement ("Cash Flow"), will then be available for distribution to the Partners. The General Partners discontinued distributions during 1990 due to insufficient operating cash flow. The Partnership will resume distributions when the properties generate sustainable cash flow in excess of operating and capital improvement needs to provide for such distributions.

  The Partnership's major capital improvement project, the repair of Park Place's building facade, is approximately 51% complete as of June 30, 1994. The Partnership anticipates that the restoration project will be completed on schedule in the fourth quarter of 1994, and will greatly enhance the appearance of the property.
This improvement, along with extensive interior improvements, is being funded from established reserves and is expected to result in both increased rents and increased occupancy.

  Prior to Park Place's refinancing, management suspended payment of property management fees and expense reimbursements to an affiliate. At June 30, 1994, past due fees and reimbursements totalled approximately $1,300,000. Subsequent to the refinancing, the Partnership resumed regular payment of property management fees and expense reimbursements and expects to generate sufficient cash flow to begin to repay the accrued obligation.

Cash Flow

  Shown below is the calculation of Cash Flow for the six months ended June 30, 1994.

                                                               Rounded to $1,000

    Net loss for tax purposes                                       $ (848,000)


    Items not requiring (requiring or not providing)
     the use of operating funds:
       Tax basis depreciation and amortization                       1,629,000
       Expenditures for capital improvements                        (1,055,000)
       Principal payments on mortgage notes payable                   (266,000)

    Cash Flow Deficit                                               $ (540,000)


                                     Continued

                      KRUPP REALTY LIMITED PARTNERSHIP-V



Operations

  Rental revenue increased by $28,000 during the six months ended June 30, 1994 as compared to June 30, 1993. The increase in rental revenue is primarily due to an increase in rental rates at Park Place and Marine Terrace. Interest income for the three and six months ended June 30, 1994 and 1993 decreased due to the reduced earnings of short term investments.

  Operating expenses for the three and six months ended June 30, 1994 and 1993 remained relatively stable with the exception of depreciation and interest expenses. Depreciation expense has increased as a result of the capital improvement program at Park Place. Interest expense has decreased by approximately $645,000 for the six months ended June 30, 1994 as a result of the refinancing of Park Place's first mortgage during the third quarter of 1993.

                     KRUPP REALTY LIMITED PARTNERSHIP-V

                          PART II - OTHER INFORMATION



Item 1.   Legal Proceedings
          Response:  None

Item 2.   Changes in Securities
          Response:  None

Item 3.   Defaults upon Senior Securities
          Response:  None

Item 4.   Submission of Matters to a Vote of Security Holders
          Response:  None

Item 5.   Other Information
          Response:  None

Item 6.   Exhibits and Reports on Form 8-K
          Response:  None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Krupp Realty Limited Partnership-V
                                                (Registrant)



                                      BY:  /s/Marianne Pritchard

                                           Marianne Pritchard
                                           Treasurer of The Krupp
                                           Corporation, a General
                                           Partner.





DATE:  August 1, 1994