Form 10-Q
period 1994-09-30
KRUPP REALTY LTD PARTNERSHIP V
filed 1994-11-07
CIK 721799

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    September 30, 1994

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

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     KRUPP REALTY LIMITED PARTNERSHIP-V


                               BALANCE SHEETS


                                     ASSETS

                                                 September 30,  December 31,
                                                      1994          1993

Multi-family apartment complexes, net of
 accumulated depreciation of $34,041,323
 and $31,569,120, respectively                   $38,359,156    $38,739,695

Cash and cash equivalents                            668,709        713,196
Cash restricted for tenant security deposits         529,234        566,626
Cash restricted for capital improvements           1,278,133      2,280,342
Prepaid expenses and other assets                  1,247,030      1,610,737
Deferred expenses, net of accumulated
  amortization of $442,310 and $378,371,
  respectively (Note 2)                              603,321        655,122

  Total assets                                   $42,685,583    $44,565,718

                        LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable                           $47,530,366    $47,933,327
Accounts payable                                     365,059        259,149
Accrued real estate taxes                          1,425,920      1,926,353
Accrued expenses and other liabilities             1,312,843      1,148,996
Due to affiliates                                  1,386,407      1,385,328

  Total liabilities                               52,020,595     52,653,153

Partners' deficit (Note 3)                        (9,335,012)    (8,087,435)

  Total liabilities and partners' deficit        $42,685,583    $44,565,718







                     The accompanying notes are an integral
                        part of the financial statements.

                       KRUPP REALTY LIMITED PARTNERSHIP-V

                            STATEMENTS OF OPERATIONS


                              For the Three Months Ended   For the Nine Months Ended
                                    September 30,                  September 30,
                                  1994           1993           1994          1993
Revenue:
  Rental                      $3,423,538    $ 3,383,683   $10,104,994  $10,037,552
  Interest income                 21,410         36,316        61,218      132,128

  Total Revenue                3,444,948      3,419,999    10,166,212   10,169,680

Expenses:
  Operating (including
   reimbursements to
   affiliates of $89,859,
   $89,859, $269,576
   and $269,577, respectively)  1,045,441     1,124,062     3,137,759    3,309,028
  Maintenance                    298,232        178,018       707,633      537,306
  General and administrative
   (including reimbursements
   to affiliates of $20,843,
   $21,740, $63,031 and
   $62,367, respectively)         49,023         35,505       114,026      102,944
  Real estate taxes              446,572        485,792     1,555,962    1,614,758
  Management fees to an
   affiliate                     104,565        114,935       371,021      353,059
  Depreciation and
   amortization                  883,886      1,678,959     2,536,142    3,273,997
  Interest                       993,251      1,677,314     2,991,246    4,328,883

  Total expenses               3,820,970      5,294,585    11,413,789   13,519,975

  Net loss                    $ (376,022)   $(1,874,586)  $(1,247,577) $(3,350,295)

Allocation of net loss (Note 3):

  Per Unit of Investor
   Limited Partner
   Interest (35,200 Units
     Outstanding)             $   (10.58)   $   (52.72)   $    (35.09) $    (94.22)

  General Partners            $   (3,761)   $  (18,746)   $   (12,476) $   (33,503)











                       The accompanying notes are an integral
                          part of the financial statements.

                         KRUPP REALTY LIMITED PARTNERSHIP-V

                             STATEMENTS OF CASH FLOWS


                                                        For the Nine Months Ended
                                                              September 30,
                                                            1994         1993
Operating activities:
 Net loss                                               $(1,247,577) $(3,350,295)
 Adjustments to reconcile net loss to net
  cash provided by (used for) operating activities:
   Depreciation and amortization                          2,536,142    3,273,997
   Amortization of mortgage premium                            -         326,164
   Decrease (increase) in cash restricted for tenant
    security deposits                                        37,392      (15,598)
   Decrease (increase) in prepaid expenses
    and other assets                                        363,707      (23,876)
   Decrease in accounts payable                             (51,897)    (116,229)
   Decrease in accrued real estate taxes                   (500,433)    (428,077)
   Increase (decrease) in accrued expenses and other
     liabilities                                            163,847   (1,274,818)
   Increase in due to affiliates                              1,079      345,499

     Net cash provided by (used for) operating activities  1,302,260   (1,263,233)

Investing activities:
 Additions to fixed assets                               (2,091,664)    (804,462)
 Increase in accounts payable related to fixed asset
   additions                                                157,807         -
 Decrease (increase) in cash restricted for capital
   improvements                                           1,002,209   (1,420,194)

     Net cash used for investing activities                (931,648)  (2,224,656)

Financing activities:
 Proceeds from refinancing mortgage note payable               -      33,000,000
 Payoff of mortgage note payable                               -     (32,626,898)
 Deferred expenses                                          (12,138)    (304,663)
 Principal payments on mortgage notes payable              (402,961)    (174,914)

     Net cash used for financing activities                (415,099)    (106,475)

Net decrease in cash and cash equivalents                   (44,487)  (3,594,364)

Cash and cash equivalents, beginning of the period          713,196    4,118,300

Cash and cash equivalents, end of the period            $   668,709  $   523,936

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

    In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1994, its results of operations for the three and nine months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993. Certain prior year balances have been reclassified to conform with the current period financial statement presentation.
    The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Related Party Transactions

    In addition to the amounts presented on the face of the statement of operations, capitalized amounts paid to affiliates of the General Partners during the nine months ended September 30, 1994 and for the year ended December 31, 1993 for costs related to refinancing activities of the Partnership's mortgage notes were $11,444 and $27,658, respectively.


(3)  Changes in Partners' Deficit

    A summary of changes in Partners' Deficit for the nine months ended September 30, 1994 is as follows:

                          Investor      Original                  Total
                          Limited       Limited     General      Partners'
                          Partners      Partner    Partners       Deficit
    Balance at
    December 31, 1993    $(7,467,998)  $(234,539)  $(384,898)   $(8,087,435)

    Net Loss              (1,235,101)      -         (12,476)    (1,247,577)

    Balance at
    September 30, 1994   $(8,703,099)  $(234,539)  $(397,374)   $(9,335,012)

                       KRUPP REALTY LIMITED PARTNERSHIP-V




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings, the potential refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be first used by the Partnership for payment of expenses related to real estate operations, debt service, capital improvements and expenses. Cash flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement ("Cash Flow"), will then be available for distribution to the Partners. The General Partners discontinued distributions during 1990 due to insufficient operating cash flow. The Partnership will resume distributions when the properties generate sustainable cash flow in excess of operating and capital improvement needs to provide for such distributions.

    The Partnership's major capital improvement project, the repair of Park Place's building facade, is approximately 85% complete as of September 30, 1994. The Partnership anticipates that the restoration project will be completed in early 1995, and will greatly enhance the appearance of the property. This improvement, along with extensive interior improvements, is being funded from established reserves and is expected to result in both increased rents and increased occupancy.

    Prior to Park Place's refinancing, management suspended payment of property management fees and expense reimbursements to an affiliate. At September 30, 1994, past due fees and reimbursements totalled approximately $1,300,000. Subsequent to the refinancing, the Partnership resumed regular payment of property management fees and expense reimbursements and expects to generate sufficient cash flow to begin to repay the accrued obligation.

Cash Flow

    Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow for the nine months ended September 30, 1994.

                                                            Rounded to $1,000

    Net loss for tax purposes                                 $(1,155,000)

    Items not requiring (requiring) the use of operating
     funds:
       Tax basis depreciation and amortization                  2,444,000
       Expenditures for capital improvements                   (2,092,000)
       Principal payments on mortgage notes payable              (403,000)

    Cash Flow Deficit                                         $(1,206,000)







                                    Continued

                       KRUPP REALTY LIMITED PARTNERSHIP-V




Operations

    Rental revenue increased by $67,000 during the nine months ended September 30, 1994, as compared to the same period in 1993. The increase in rental revenue is primarily due to an increase in rental rates at Park Place and Marine Terrace, and increased occupancy at Century II. Interest income for the three and nine months ended September 30, 1994, as compared to the same period in 1993 decreased due to funds previously invested in short term investments being used for the refinancing of Park Place's mortgage during the third quarter of 1993.

    Operating expenses for the three and nine months ended September 30, 1994, as compared to the same period in 1993 decreased due to savings in parking garage expenses as a result of management subcontracting the parking garage operations at Park Place. These savings were partially offset by an increase in maintenance expense, primarily for the painting of the interior units and the installation of window dressings at Park Place. Real Estate taxes decreased for the three and nine months ended September 30, 1994, as compared to the same period in 1993 at Park Place due to a prior year revaluation by the taxing authority.

    As a result of the refinancing of Park Place's first mortgage from an interest rate of 10.75% to 6.75% per annum during the third quarter of 1993, interest expense decreased by $684,000 and $1,338,000 for the three and nine months ended September 30, 1994, as compared to the same
period in 1993.   Depreciation and amortization decreased by
approximately $738,000 for the nine months ended September 30, 1994 as compared to the same period in 1993. The decrease in depreciation and amortization is primarily due to fully amortized deferred mortgage costs as a result of Park Place's refinanced mortgage. The decrease was slightly offset by an increase in depreciation expense related to Park Place's capital improvement program.

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



           Krupp Realty Limited Partnership-V
                      (Registrant)



           BY: /s/Marianne Pritchard
               Marianne Pritchard
               Treasurer and Chief Accounting Officer
               The Krupp Corporation, a General Partner





DATE: November 3, 1994