Form 10-K
period 1994-12-31
KRUPP REALTY LTD PARTNERSHIP V
filed 1995-03-28
CIK 721799

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended       December 31, 1994


                                     OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to

      Commission file number              0-11985

                  Krupp Realty Limited Partnership-V
           (Exact name of registrant as specified in its charter)

             Massachusetts                                  04-2796207
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

470 Atlantic Avenue, Boston, Massachusetts               02210
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)        (617) 423-2233

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
  Units of Investor Limited Partner Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

Aggregate market value of voting securities held by non-affiliates: Not applicable, as securities are non-voting.

Documents incorporated by reference:  None
The exhibit index is located on pages 9 to 12.

                                   PART I

ITEM 1.      BUSINESS

    Krupp Realty Limited Partnership-V (the "Partnership") was formed on June 16, 1983 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Krupp Corporation (a Massachusetts corporation) and The Krupp Company Limited Partnership-II (a Massachusetts limited partnership) are the General Partners of the Partnership. The Partnership has issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II. On September 6, 1983, the Partnership, pursuant to a sales agent agreement, commenced the marketing and sale of units of Investor Limited Partner Interest ("Units") for $1,000 per unit, 35,200 of which were sold. For further details, see Note A to Financial Statements included in Appendix A to this report.

    The Partnership considers itself to be engaged only in the industry segment of investment in real estate. The Partnership invested the net proceeds from the offering in leveraged real estate. The Partnership originally invested in four multi-family apartment complexes (Century II, Marine Terrace, Fieldcrest Apartments, Park Place Tower Apartments "Park Place") and a joint venture in Lakeview Towers with Krupp Realty Limited Partnership-IV, an affiliated limited partnership. The aggregate purchase price of the properties was approximately $67 million and the Partnership originally funded approximately $2.3 million to the joint venture.

    In 1992, the Partnership sold one of its apartment complexes, Fieldcrest Apartments, and received a distribution of proceeds from the sale of Lakeview Towers.

    The Partnership's real estate investments are subject to some material seasonal fluctuations resulting from changes in utility consumption and seasonal maintenance expenditures. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's real estate investments are located, real estate tax rates, operating expenses, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is now anticipated in the future.

    The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the locations of the Partnership's properties, (ii) fluctuations in rental income due to changes in occupancy levels, (iii) possible adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment, or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

    As of December 31, 1994, there were 54 full and part-time on-site personnel employed by the Partnership.

ITEM 2.      PROPERTIES

    As of December 31, 1994, the Partnership has leveraged investments in three apartment complexes having an aggregate of 1,556 units. One of the complexes has an additional 20,000 square feet of leasable commercial space.

    A summary of the Partnership's real estate investments is presented below. Schedule III included in Appendix A to this report contains additional detailed information with respect to individual properties.

                                   Total Units/
                                      Current        Average Occupancy
                        Year of       Leasable           December 31,
Description           Acquisition  Square Footage   1994    1993   1992

Century II Apts.
Cockeysville, Maryland   1984         468 Units      92%     91%    93%

Marine Terrace Apts.
Chicago, Illinois        1984         187 Units      94%     96%    94%

Park Place Tower Apts.                901 Units      94%     94%    92%
Chicago, Illinois        1984      20,000 Sq. Ft.    83%     80%    83%


ITEM 3.   LEGAL PROCEEDINGS

    The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place. The central issue of the complaint was whether the operative lease, by allowing tenants a discount, of typically $30, if rent was paid on or before the first day of the month, violated a Chicago municipal ordinance relating to late fee charges. The ordinance in question limited late fee charges to $10 per month if the rent was more than 5 days late. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation plus reasonable attorneys' fees. To be eligible for such punitive damages plaintiffs must prove that defendants deliberately used a provision prohibited by the ordinance. During 1994, the Court ruled in favor of the Defendants, and accepted the Partnership's Motion to Dismiss the Plaintiff's Third Amended Complaint. The Plaintiffs have filed an appeal with the Appellate Court of Illinois, First District, which is pending.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.                          PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

    The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

    The number of Investor Limited Partners as of December 31, 1994 was approximately 2,400.

    One of the objectives of the Partnership is to generate cash available for distribution. The General Partners discontinued distributions during 1990 due to insufficient operating cash flow. The Partnership will resume distributions when the properties generate sustainable cash flow in excess of operating and capital improvement needs to provide for such distributions. However, during 1993, the Partnership distributed an amount equal to the withholding required for a Partners' tax of $27,888 in the state of Maryland arising from the sale of Fieldcrest Apartments. This amount was paid to the state of Maryland for the benefit of all Partners.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be used in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 of this report, respectively.

                1994          1993          1992         1991           1990

Total
revenue    $13,652,413   $13,684,206   $14,117,452   $14,517,166   $14,103,348

Proceeds
on sale
of
investments      -            -          5,190,234        -             -

Net income
(loss)       (1,450,214)   (3,921,897)      689,941    (3,869,880)   (4,798,026)

Allocation of net
income:

Investor Limited
  Partners
  ("ILP")   (1,435,712)   (3,882,678)      683,042    (3,831,181)   (4,750,046)

 Per Unit
  - ILP         (40.79)      (110.30)        19.41       (108.84)      (134.94)

 Original Limited
   Partner         -            -            -             -             -

 General
 Partners      (14,502)      (39,219)        6,899       (38,699)      (47,980)

Total assets at
December 31,  42,604,180    45,011,823    48,787,088    53,123,075    55,833,927

Long-term
obligations
at December
 31,          46,805,538    47,392,245    47,225,125    47,509,912    47,759,970

Distributions to
Partners:

 Investor Limited
    Partners        -           25,936        -            -              -

  Per Unit - Investor
     Limited
     Partners      -              .74        -            -              -

    Original
    Limited
    Partners       -            1,673        -            -              -

    General
    Partners       -              279        -            -              -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowing sources as current debt matures. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service, capital improvements and expenses. Cash flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement ("Cash Flow"), will then be available for distribution to the Partners. The General Partners discontinued distributions during 1990 due to insufficient operating cash flow. The Partnership will resume distributions when the properties generate sustainable cash flow in excess of operating and capital improvement needs.

    The Partnership's major capital improvement project, the repair of Park Place's building facade, is approximately 95% complete as of December 31, 1994. The Partnership anticipates that the restoration project will be completed in early 1995, and will greatly enhance the appearance of the property. This improvement, along with extensive interior improvements, is being funded from established reserves and is expected to result in both increased rents and increased occupancy.

    Prior to Park Place's refinancing on September 15, 1993, management suspended payment of property management fees and expense reimbursements to an affiliate. At December 31, 1994, past due fees and reimbursements totalled approximately $1,300,000. Subsequent to the refinancing, the Partnership resumed current payments of property management fees and expense reimbursements and expects to generate sufficient cash flow to begin to repay the accrued obligation.

    Currently, the Partnership is researching refinancing options for Marine Terrace.

Cash Flow

    Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow for the year ended December 31, 1994:

                                                      Rounded to $1,000

   Net loss for tax purposes                             $(1,444,000)

   Items not requiring (requiring)
      the use of operating funds:

      Tax basis depreciation and amortization              3,416,000
      Principal payments on mortgage notes payable          (543,000)
      Expenditures for capital improvements               (3,017,000)
      Amounts released from reserves                       1,400,000

      Cash Flow deficit                                  $  (188,000)

Operations

    The following discussion relates to the operations of the Partnership and its properties (Park Place, Marine Terrace, Century II and Fieldcrest) for the years ended December 31, 1994, 1993 and 1992, or portion thereof.

1994 compared to 1993

    The slight increase in rental revenue is primarily due to an increase in rental rates at Park Place and Marine Terrace, and increased occupancy at Century II, offset by decreased occupancy at Marine Terrace. Interest income decreased due to funds previously invested in short-term investments being used for the refinancing of Park Place's mortgage during the third quarter of 1993 and a decrease in interest earned on construction escrows.

    Operating expenses decreased due to savings in parking garage expenses as a result of management subcontracting the parking garage operations at Park Place. Additionally, a portion of this decrease resulted from a rate reduction in electric costs by the local utility company. These savings were partially offset by an increase in maintenance expense, primarily for the painting of the interior units and the installation of window dressings at Park Place. Real estate taxes decreased at Park Place due to a prior year revaluation by the taxing authority. However, real estate taxes are expected to increase upon the completion of the building facade repair.

    As a result of the refinancing of Park Place's first mortgage from an interest rate of 10.75% to 6.75% per annum during the third quarter of 1993, interest expense decreased by $1,456,000 for the year ended December
31, 1994, as compared to the same period in 1993.   The decrease in
depreciation and amortization is primarily due to a mortgage premium paid and fully amortizing deferred mortgage costs in 1993 related to the mortgage loan held prior to Park Place's refinanced mortgage.

1993 compared to 1992

    The results of operations of the Partnership are not comparable due to the sales of Lakeview Towers and Fieldcrest Apartments in the third quarter of 1992. Rental revenues increased by $203,000, net of $748,000 revenue generated by Fieldcrest Apartments in 1992. The primary reason for the increase in rental revenue is due to increase occupancy at Park Place and Marine Terrace, offset by an increase in vacancies at Century II.
The vacancies at Century II were primarily due to a softening in the rental marketplace because of significant layoffs in the area and first time home buyers taking advantage of lower interest

                                 Continued
rates. Interest income increased by $60,000 primarily due to the Partnership's investment in commercial paper and interest earned on the $1,400,000 Park Place escrow.

    In comparing 1993 to 1992, recurring operating expenses increased by $103,000, less Fieldcrest expenses of $331,000. Maintenance expenses decreased by $130,000 primarily due to the sale of Fieldcrest. Real estate taxes were lower in 1992 due to an abatement of the 1992 and 1991 taxes at Park Place and Marine Terrace totalling $601,000, recorded in 1992. Interest expense decreased by $168,000 resulting from the sale of Fieldcrest in 1992 and the refinancing of Park Place's mortgage in 1993.
In conjunction with the refinancing, the Partnership wrote off the mortgage premium and deferred costs of the original Park Place loan totalling $1,190,000.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of the Partnership and is the general partner of The Krupp Company Limited Partnership-II, which is the other General Partner of the Partnership, is as follows:
                                               Position with
                 Name and Age                  The Krupp Corporation

                 Douglas Krupp (48)            Co-Chairman of the Board

                 George Krupp (50)             Co-Chairman of the Board

                 Laurence Gerber (38)          President

                 Marianne Pritchard (45)       Treasurer
                 Ross V. Keeler (46)           Executive Vice President

                 Frank Apeseche (37)           Executive Vice President

            Douglas Krupp has been Co-Chairman of The Berkshire Group (formerly The Krupp Companies) since its formation in 1966. He has been primarily responsible for overseeing the acquisition, disposition and financing of properties by the entities sponsored by The Berkshire Group and their affiliates. In addition, since 1987 Mr. Krupp has been responsible for founding and overseeing through the start-up phase certain new business ventures including the healthcare and construction businesses of The Berkshire Group. He is a graduate of Bryant College in Rhode Island. In 1989, he received an honorary Doctor of Science in Business Administration degree from Bryant College and he also serves as a Trustee of Bryant College. Douglas Krupp is the brother of George Krupp.

                                  Continued

            George Krupp has been Co-Chairman of The Berkshire Group since its formation in 1966. His efforts over the years have encompassed the broad spectrum of The Berkshire Group's activities including responsibility for the real estate operations of The Berkshire Group through mid-1991, and he continues to be involved in strategic planning. He attended the University of Pennsylvania prior to joining his brother, Douglas Krupp, in the real estate business in 1966. Mr. Krupp currently serves as Chairman of the Board and a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II, and Chairman of the Board and a director of Berkshire Realty Company, Inc.

            Laurence Gerber has been President and Chief Executive Officer of The Berkshire Group since 1991. He previously served from 1987 to 1991 as President of Berkshire Financial Company with overall responsibility for marketing, mortgage banking, product development and corporate financing, and also worked on strategic planning. Prior to that, he served as Executive Vice President, Acquisitions and, prior to that, as Senior Vice President and Chief Planning Officer since joining the firm in January 1984. Before joining the firm, Mr. Gerber was a management consultant with Bain & Co. headquartered in Boston, since July 1982. Prior to that, he was a Senior Tax Accountant with Arthur Andersen & Co., an international accounting and consulting firm, in New York. He has a B.S. degree in economics with high honors from the University of Pennsylvania Wharton School and an M.B.A. degree with High Distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber serves as President and a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II, and as President and a director of Berkshire Realty Company, Inc.

            Marianne Pritchard, Treasurer of The Krupp Corporation and Senior Vice-President, has been Chief Financial and Accounting Officer of Berkshire Realty Affiliates since rejoining The Berkshire Group in August, 1991. Prior to rejoining The Berkshire Group, she was Vice President and Controller for Liberty Real Estate Group, a subsidiary of Liberty Mutual Insurance Company from July 1989 to August 1991. Prior to Liberty, Ms. Pritchard held the position of Controller/Treasurer of Berkshire Mortgage Finance from April 1987 to July 1989. Prior to that, Ms. Pritchard was Senior Audit Manager with Deloitte and Touche, an international accounting and consulting firm. She is a Certified Public Accountant and received her B.B.A. degree in Accounting from the University of Texas.

            Ross V. Keeler is President of Berkshire Investment Advisors
and an Executive Vice-President of The Berkshire Group.   Prior to joining
The Berkshire Group in November 1984, he served as Executive Vice President of Marketing and a member of the Board of Directors at First Capital Companies, a national syndicator of real estate investments. Prior to that, Mr. Keeler served as President of State Financial Corporation, a company which originated specialized leases on major equipment for municipalities. He received a B.S. degree in finance with honors from the University of Florida and received an M.B.A. degree with scholastic honors from the University of Southern California.

            Frank Apeseche was appointed Executive Vice President and Chief Financial Officer of The Berkshire Group on January 1, 1993. He oversees strategic planning, tax planning, corporate finance and product development for The Berkshire Group. Before joining the firm in 1986, Mr. Apeseche was a manager at Arthur Andersen & Co., an international accounting and consulting firm. Mr. Apeseche holds a B.A. degree with High Distinction from Cornell University and an M.B.A. degree with honors from the University of Michigan.

ITEM 11.    EXECUTIVE COMPENSATION

            The Partnership has no directors or executive officers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            As of December 31, 1994, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 35,200 outstanding Units. On that date, the General Partners or their affiliates owned 116 Units (.33% of the total outstanding) of the Partnership in addition to their General and Original Limited Partner Interests.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            See Note E of Notes To Financial Statements included in Appendix A to this report.

                                   PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          1.    Financial statements - see Index to Financial Statements
                   and Schedule included under Item 8, Appendix A, on page
                   F-2 to this Report.

             2. Financial statement schedule - see Index to Financial Statements and Schedule included under Item 8, Appendix A, on page F-2 to this Report. All other schedules are omitted as they are not applicable, not required or the information is provided in the financial statements or the notes thereto.

(b)          Exhibits:

             Number and Description
             Under Regulation S-K

             The following reflects all applicable Exhibits required under Item
             601 of Regulation S-K.

             (4) Instruments defining the rights of security holders including indentures:

             (4.1) Amended Agreement of Limited Partnership dated as of July 27, 1983 [Exhibit A to Prospectus included in Registrant's Registration Statement on Form S-11 (File 2-84645)].*

             (4.2) Amended Certificate of Limited Partnership filed with the Massachusetts Secretary of State on December 16, 1983 [Exhibit 4.2 to Registrant's Report on Form 10-K for 1983 (File 2-84645)].*

             (10)  Material Contracts

             Park Place Apartments

             (10.1) Purchase and Sale Agreement dated April 24, 1984 between Douglas Krupp and Sheldon J. Mandell, Howard
                      J. Mandell, Jerome W. Mandell and Norman Mandell [Exhibit 1 to Registrant's Report on Form 8-K dated May 4, 1984 (File No. 2-84645)].*

             (10.2) Assignment of Beneficial Interest in Land Trust dated May 1, 1984 by Sheldon J. Mandell, Howard J. Mandell, Jerome W. Mandell and Norman Mandell to Krupp Realty Limited Partnership-V. [Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

             (10.3) Addendum to Management Agreement between Krupp Realty Park Place - Chicago Limited Partnership and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM") [Exhibit 2 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

             (10.4) Agreement of Limited Partnership of Krupp Realty Park Place -Chicago Limited Partnership dated March 15, 1989 [Exhibit 5 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

             (10.5) Assignment of General Partners interests in Krupp Realty Park Place - Chicago Limited Partnership by The Krupp Corporation to Krupp Realty Limited Partnership-V dated March 15, 1989 [Exhibit 6 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

             (10.6) Written Consent of Directors of The Krupp Corporation dated April 18, 1989 assigning beneficial interest in Park Place Apartments to Krupp Realty Park Place - Chicago Limited Partnership [Exhibit 7 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

             (10.7) Management Agreement dated May 4, 1984 between Krupp Realty Limited Partnership-V, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM") [Exhibit 10.18 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

             (10.8) Loan Modification/Cancellation Agreement dated September 14, 1993 between South Chicago Bank, as Trustee, and Krupp Realty Park Place - Chicago Limited Partnership (File No. 0-11985).*

             (10.9) Modification to mortgage note dated September 14, 1993 between South Chicago Bank, as Trustee, and Government National Mortgage Association (File No. 0-11985).*

             (10.10) Modification of mortgage dated September 14, 1993 between South Chicago Bank, as Trustee, and Government National Mortgage Association (File No. 0-11985).*

             (10.11) Regulatory Agreement for Multifamily Housing Projects dated September 14, 1993, between South Chicago Bank, as Trustee, and Krupp Realty Park Place - Chicago Limited Partnership (File No. 0-11985).*

    Marine Terrace Apartments

             (10.12) Trust Agreement, dated February 15, 1983 between American National Bank and Trust Company of Chicago and Yitzhaz Persky [Exhibit 3 to Registrant's Report on Form 8-K dated August 8, 1984 (File No. 0-11985)].*

             (10.13) Trustee's Certificate of Beneficial Ownership in Trust by Douglas Krupp dated May 4, 1984 [Exhibit 4 to Registrant's Report on Form 8-K dated August 8, 1984 (File No. 0-11985)].*

             (10.14) Assignment of Interest in Trust Agreement by Douglas Krupp to Krupp Realty Limited Partnership-V dated August 8, 1984 [Exhibit 5 to Registrant's Report on Form 8-K dated August 8, 1984 (File No. 0-11985)].*

             (10.15) Management Agreement dated August 8, 1984 between Krupp Realty Limited Partnership-V, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM") [Exhibit
                        10.28 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

             (10.16) Promissory Note, dated June 2, 1986, by American National Bank and Trust Company of Chicago, as Trustee, and Cohen Financial Corporation [Exhibit
                        19.1 to Registrant's Report on Form 10-Q for the quarter ended August 31, 1986 (File No. 0-11985)].*

             (10.17) Mortgage dated June 2, 1986 by American National Bank and Trust Company of Chicago, as Trustee, and Cohen Financial Corporation [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended August 31, 1986 (File No. 0-11985)].*

             (10.18) Modification Agreement dated December 21, 1988 by American National Bank and Trust Company of Chicago, as Trustee, and Mutual Trust Life Insurance Company, as Mortgagee. [Exhibit 10.22 to the Registrant's Report on Form 10-K dated December 31, 1988 (File No. 0-11985)].*

             (10.19) Amended and Restated Promissory Note, dated December 21, 1988, by American National Bank and Trust Company of Chicago, as Trustee, and Mutual Trust Life Insurance Company. [Exhibit 10.23 to the Registrant's Report on Form 10-K dated December 31, 1988 (File No. 0-11985)].*

    Century II Apartments

             (10.20) Agreement of Sale, dated September 18, 1984 between the Partners of Century III Associates and Douglas Krupp and related exhibits including Mortgage Notes and Related Mortgages [Exhibit 1 to Registrant's Report on Form 8-K dated October 11, 1984 (File No. 0-11985)].*

             (10.21) Assignment of Partnership Interest in Century III Associates dated October 10, 1984 by the Partners of Century III Associates to The Krupp Company Limited Partnership-II, The Krupp Corporation and Krupp Realty Limited Partnership-V [Exhibit 2 to Registrant's Report on Form 8-K dated October 11, 1984 (File No. 0-11985)].*

             (10.22) Fifth, Sixth and Seventh Amended and Restated Limited Partnership Agreement of Century III Associates Limited Partnership [Exhibit 3 to Registrant's Report on Form 8-K dated October 11, 1984 (File No. 0-11985)].*

             (10.23) Assignment of Beneficial Interest in Century III Associates from The Krupp Company Limited Partnership-II and The Krupp Corporation to Krupp Realty Limited Partnership-V. [Exhibit 10.32 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

             (10.24) Management Agreement dated October 11, 1984 between Krupp Realty Limited Partnership-V, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM") [Exhibit
                        10.33 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

             (10.25) Third Amended and Restated Promissory Note dated April 27, 1989 between Century III Associates Limited Partnership and Bankers United Life Assurance Company. [Exhibit 8 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

             (10.26) Third Amended and Restated Deed of Trust dated April 27, 1989 between Century III Associated Limited Partnership and Bankers United Life Assurance Company. [Exhibit 9 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

             *Incorporated by reference

(c)          Reports on Form 8-K

             During the last quarter of the fiscal year ended December 31, 1994, the Partnership did not file any reports on Form 8-K.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1995.

                                             KRUPP REALTY LIMITED
PARTNERSHIP-V

                                      By:  The Krupp Corporation, a General
                                           Partner

                                      By:

                                           George Krupp, Co-Chairman
                                           (Principal Executive Officer)
                                           and Director of The Krupp
                                           Corporation



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of March, 1995.

Signatures                            Title(s)



/s/Douglas Krupp               Co-Chairman (Principal Executive Officer)
Douglas Krupp                  and Director of The Krupp Corporation, a
                               General Partner.



/s/George Krupp                Co-Chairman (Principal Executive Officer)
George Krupp                   and Director of The Krupp Corporation, a
                               General Partner.



/s/Laurence Gerber             President of The Krupp Corporation, a
Laurence Gerber                General Partner.



/s/Marianne Pritchard          Treasurer of The Krupp Corporation, a
Marianne Pritchard             General Partner.

                                 APPENDIX A

                     KRUPP REALTY LIMITED PARTNERSHIP-V



                            FINANCIAL STATEMENTS
                             ITEM 8 OF FORM 10-K

           ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                    For the Year Ended December 31, 1994

                     KRUPP REALTY LIMITED PARTNERSHIP-V

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE





Report of Independent Accountants                                        F-3


Balance Sheets at December 31, 1994 and 1993                             F-4


Statements of Operations for the years ended December 31, 1994,
1993 and 1992                                                            F-5


Statements of Changes in Partners' Deficit for the years
ended December 31, 1994, 1993 and 1992                                   F-6


Statements of Cash Flows for the years ended
December 31, 1994, 1993 and 1992                                         F-7


Notes to Financial Statements                                     F-8 - F-13


Schedule III - Real Estate and Accumulated Depreciation          F-14 - F-15



All other schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Krupp Realty Limited Partnership-V:

             We have audited the financial statements and financial statement schedule of Krupp Realty Limited Partnership-V (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Realty Limited Partnership-V as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Boston, Massachusetts                     COOPERS & LYBRAND L.L.P.
January 31, 1995

                     KRUPP REALTY LIMITED PARTNERSHIP-V

                                BALANCE SHEETS
                          December 31, 1994 and 1993


                                    ASSETS

                                                        1994          1993


Multi-family apartment complexes, net of
   accumulated depreciation of $34,905,809
   and $31,569,120, respectively (Note D)           $38,419,783   $38,739,695
Cash and cash equivalents                               598,443     1,159,301
Cash restricted for tenant security deposits            516,327       566,626
Cash restricted for capital improvements                919,047     2,280,342
Prepaid expenses and other assets (Note E)            1,568,572     1,610,737
Deferred expenses, net of accumulated
  amortization of $463,623 and $378,371,
  respectively (Note E)                                 582,008       655,122

   Total assets                                     $42,604,180   $45,011,823



                        LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable (Note D)                     $47,390,488   $47,933,327
Accounts payable                                        370,107       705,254
Accrued real estate taxes                             1,895,473     1,926,353
Accrued expenses and other liabilities                1,219,501     1,148,996
Due to affiliates (Note E)                            1,266,260     1,385,328

   Total liabilities                                 52,141,829    53,099,258

Commitments and contingencies (Note F)

Partners' deficit (Note G)                           (9,537,649)   (8,087,435)

   Total liabilities and partners' deficit          $42,604,180   $45,011,823

                   The accompanying notes are an integral
                      part of the financial statements.

                     KRUPP REALTY LIMITED PARTNERSHIP-V

                          STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 1994, 1993 and 1992


                                       1994            1993          1992
Revenue:
Rental (Note I)                     $13,577,822    $13,524,281    $14,069,419
  Interest income                        74,591        159,925        100,227
  Partnership's share of
   Joint Venture net loss (Note C)         -            -            (52,194)

        Total revenue                13,652,413     13,684,206     14,117,452

Expenses:
  Operating (including reimbursements
    to affiliates of $362,395,
    $362,424 and $403,788,
    respectively) (Note E)           4,093,333       4,451,341      4,679,280
  Maintenance                          941,189         871,079      1,001,366
  Real estate taxes                  2,101,222       2,169,575      1,634,779
  Management fees to an affiliate
    (Note E)                           438,049         440,403        492,739
  Depreciation and amortization      3,421,941       4,125,915      3,385,416
  General and administrative
    (including reimbursements to
    affiliates of $73,072, $80,879
    and $79,554, respectively)
    (Note E)                           129,204         114,200        108,608
  Interest (Note D)                  3,977,689       5,433,590      5,601,922

    Total expenses                  15,102,627      17,606,103     16,904,110

Loss before Partnership's share of gain
 on sale of Joint Venture and loss on
 sale of property                   (1,450,214)     (3,921,897)    (2,786,658)
Partnership's share of gain on sale of
 Joint Venture (Note C)                   -             -           3,875,915

Loss on sale of property (Note C)         -             -           (399,316)

    Net income (loss) (Note J)     $(1,450,214)    $(3,921,897)   $   689,941

Allocation of net income (loss) (Note G):

  Per Unit of Investor
    Limited Partner Interest
    (35,200 Units)                 $    (40.79)    $   (110.30)   $     19.41

  Original Limited Partner         $    -          $    -         $    -

  General Partners                 $   (14,502)    $   (39,219)   $     6,899

                   The accompanying notes are an integral
                      part of the financial statements.

                     KRUPP REALTY LIMITED PARTNERSHIP-V

                 STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
            For the Years Ended December 31, 1994, 1993 and 1992
                                _____________

                       Investor      Original                     Total
                       Limited       Limited      General        Partners'
                       Partners      Partner      Partners        Deficit

Balance at
December 31, 1991    $(4,242,426)   $(232,866)   $(352,299)     $(4,827,591)

Net income               683,042        -            6,899          689,941

Balance at
December 31, 1992     (3,559,384)    (232,866)    (345,400)      (4,137,650)

Distributions
(Note H)                 (25,936)      (1,673)        (279)         (27,888)

Net loss              (3,882,678)       -          (39,219)      (3,921,897)

Balance at
December 31, 1993     (7,467,998)    (234,539)    (384,898)      (8,087,435)


Net loss              (1,435,712)        -         (14,502)      (1,450,214)

Balance at
December 31, 1994    $(8,903,710)   $(234,539)   $(399,400)     $(9,537,649)

                   The accompanying notes are an integral
                      part of the financial statements.

                     KRUPP REALTY LIMITED PARTNERSHIP-V

                         STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 1994, 1993 and 1992


                                                     1994           1993          1992
 Operating activities:
   Net income (loss)                             $(1,450,214)   $(3,921,897)  $   689,941
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization             3,421,941      4,125,915     3,385,416
         Loss on sale of property                       -            -            399,316
         Partnership's share of gain
            on sale of Joint Venture                    -            -         (3,875,915)
         Partnership's share of Joint
            Venture net loss                            -            -             52,194
         Refund of distributions received
            from Joint Venture                          -            -             (2,050)
         Amortization of mortgage premium               -           326,164         1,200
         Decrease (increase) in cash
            restricted for tenant
            security deposits                         50,299        (44,789)       24,432
         Decrease in prepaid expenses
            and other assets                          42,165            425       838,983
         Increase (decrease) in accounts
             payable                                (412,993)       419,671    (1,029,101)
         Increase (decrease) in accrued real
            estate taxes                             (30,880)        53,511      (522,541)
         Increase (decrease) in accrued
            expenses and other liabilities            70,505     (1,188,156)    1,199,935
         Increase (decrease) in
            due to affiliates                       (119,068)       382,922      (610,572)

                  Net cash provided by operating
                     activities                    1,571,755        153,766       551,238
Investing activities:
   Additions to property                          (3,016,777)    (1,619,113)   (1,503,113)
   Decrease (increase) in cash restricted for
      capital improvements                         1,361,295     (1,329,701)      (65,492)
   Distribution of net sale proceeds from
      Joint Venture                                    -             -          5,190,234
   Proceeds from the sale of property                  -             -          3,883,281
   Increase in accounts payable
      related to fixed asset additions                77,846        111,174          -


                  Net cash provided by (used in)
                     investing activities         (1,577,636)    (2,837,640)    7,504,910

Financing activities:
   Proceeds from mortgage note payable                  -        33,000,000        -
   Repayment of mortgage notes payable                  -       (32,626,898)   (3,855,579)
   Principal payments on
      mortgage notes payable                        (542,839)      (303,868)     (209,270)
   Increase in deferred expenses                     (12,138)      (316,471)       -
   Distributions                                        -           (27,888)       -
                  Net cash used in financing
                     activities                     (554,977)      (275,125)   (4,064,849)

Net increase (decrease) in
   cash and cash equivalents                        (560,858)    (2,958,999)    3,991,299
Cash and cash equivalents, beginning of year       1,159,301      4,118,300       127,001

Cash and cash equivalents, end of year           $   598,443    $ 1,159,301   $ 4,118,300

  The accompanying notes are an integral part of the financial statements.

                     KRUPP REALTY LIMITED PARTNERSHIP-V

                        NOTES TO FINANCIAL STATEMENTS


A.  Organization

    Krupp Realty Limited Partnership-V (the "Partnership") was formed on June 16, 1983 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership terminates on December 31, 2020, unless earlier terminated upon the sale of the last of the Partnership's properties or the occurrence of certain other events as set forth in the Partnership Agreement. The Partnership issued all of the General Partner Interests to two General Partners in exchange for capital contributions aggregating $1,000. The Krupp Corporation (a Massachusetts corporation) and The Krupp Company Limited Partnership-II (a Massachusetts limited partnership) are the General Partners of the Partnership. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The Partnership has also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II in exchange for a capital contribution of $4,000.

    On September 6, 1983, the Partnership commenced the marketing and sale of units of Investor Limited Partner Interest ("Units") for $1,000 per unit. The public offering was closed on December 2, 1983 at which time a total of 35,200 Units had been sold for $35,200,000.

B.  Significant Accounting Policies

    The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note J).

     Cash Equivalents

     The Partnership includes all short-term investments with maturities of three months or less at the date of acquisition in cash and cash equivalents. The cash investments are recorded at cost, which approximates current market values.

     Rental Revenues

     Residential leases and the base rent under commercial leases require the payment of rent monthly in advance. Rental revenues are recorded on the accrual basis.

     Depreciation

     Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related assets as follows:

       Buildings and improvements                              5-25 years
       Appliances, carpeting and equipment      3-5 years

     The Partnership recorded depreciation expense of $3,336,689, $3,165,916 and $3,277,353 for the years ended December 31, 1994, 1993 and 1992, respectively.


                                  Continued

                     KRUPP REALTY LIMITED PARTNERSHIP-V

B.  Significant Accounting Policies, Continued

     Investment in Krupp Realty Lakeview Limited Partnership

     The Partnership's investment in Krupp Realty Lakeview Limited Partnership ("Joint Venture") was accounted for using the equity method under which the Partnership's equity investment in net earnings or losses of the Joint Venture were included currently in the Partnership's net earnings. Distributions received from the Joint Venture reduced the investment (see Note C).

     Deferred Expenses

     Costs of obtaining and recording mortgages on the properties are amortized over the term of the related mortgage notes using the straight-line method.

     Income Taxes

     The Partnership is not liable for federal or state income taxes as Partnership income or loss is allocated to the partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and the examination results in a change in the Partnership's taxable income or loss, such change will be reported to the partners.

     Reclassifications

     Certain prior year balances have been reclassified to conform with the current year financial statement presentation.

C.  Disposition of Real Estate Investments

    On August 5, 1992, the Partnership sold Fieldcrest Apartments for $3,900,000. Proceeds from the sale were used to repay the existing mortgage note on the property in the amount of $3,855,579. The property had a net book value of $4,282,597, which resulted in a loss of $399,316 for financial reporting purposes.

    On August 28, 1992, Lakeview Towers, a property owned in a Joint Venture with an affiliate, was sold for $16,000,000. The sales price consisted of the assumption of the outstanding balance on the existing non-recourse first mortgage of $5,476,266 by the purchaser, with the balance of the sales price paid in cash. The Partnership received net proceeds of $5,190,234 from the sale and recognized a gain of $3,875,915 for financial reporting purposes.

                                  Continued

                     KRUPP REALTY LIMITED PARTNERSHIP-V

D.  Mortgage Notes Payable

    Substantially all of the property owned by the Partnership is pledged as collateral for the mortgage notes outstanding at December 31, 1994 and 1993 which consisted of the following:

                                                      Annual
                                  Principal         Interest
       Property              1994          1993        Rate    Maturity Date
   Park Place
   Tower Apartments     $32,576,187    $32,918,067     6.75%   May 1, 2024

   Marine Terrace
   Apartments             4,098,302      4,186,319    10.5%    July 1, 1996

   Century II
   Apartments            10,715,999     10,828,941    10.625%  May 1, 1999

      Total             $47,390,488    $47,933,327

     Park Place Tower Apartments

     A non-recourse mortgage note of $33,000,000 dated September 15, 1993, by the U.S. Department of Housing and Urban Development ("HUD") payable in equal monthly installments of principal and interest of $212,783, based on a 31-year amortization. At maturity, all unpaid principal (approximately $1,457,000) and any accrued interest is due. The note may not be prepaid prior to October 1, 1998. In the event prepayment of principal occurs any time after this date, a prepayment premium shall be due, based on a declining premium rate of 5% to 0% of
     the outstanding principal balance over a period of 5 years.   Under
     the terms of the loan, HUD restricts the distribution of funds to Surplus Cash, as defined.

     Marine Terrace Apartments

     A non-recourse first mortgage note of $4,515,560 is payable in equal monthly installments of $43,619 including principal and interest based on a 25-year amortization. At maturity, all unpaid principal (approximately $3,948,000) and any accrued interest is due.
     Prepayment is allowed, subject to certain premiums.

     Century II Apartments

     A non-recourse first mortgage note of $11,000,000. payable in equal monthly installments of $104,844, based on a 25-year amortization schedule. At maturity, all unpaid principal (approximately
     $10,077,000) and any accrued interest is due.

    The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 1999 are $584,950, $4,536,410, $569,802, $615,927 and $10,614,413.

    During the years ended December 31, 1994, 1993 and 1992, the Partnership paid $3,792,109, $6,124,243 and $4,235,631 of interest on its mortgage notes, respectively.


                                  Continued

                     KRUPP REALTY LIMITED PARTNERSHIP-V

E.  Related Party Transactions

    Commencing with the date of acquisition of each property, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent for the properties. Such agreements provide for management fees payable monthly at the rate of up to 5% of rentals and other operating income received. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the properties including accounting, computer, travel, insurance, legal and payroll, as well as the preparation and mailing of reports and other communications to the Limited Partners.

    In addition to the amounts presented on the face of the Statement of Operations, during 1994, 1993 and 1992, costs of $14,083, $27,658 and
    $74,401, respectively, were accrued or paid to the General Partners or their affiliates. These costs related to refinancing the debt on the Partnership's properties.

    Due to affiliates consists of the following as of December 31:

                                          1994           1993
     Property management fees          $  739,200     $  760,935
     Expense reimbursements               527,060        624,393
                                       $1,266,260     $1,385,328

F.  Legal Proceeding

    The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place. The central issue of the complaint was whether the operative lease, by allowing tenants a discount, of typically $30, if rent was paid on or before the first day of the month, violated a Chicago municipal ordinance relating to late fee charges. The ordinance in question limited late fee charges to $10 per month if the rent was more than 5 days late. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation plus reasonable attorneys' fees. To be eligible for such punitive damages plaintiffs must prove that defendants deliberately used a provision prohibited by the ordinance. During 1994, the Court ruled in favor of the Defendants, and accepted the Partnership's Motion to Dismiss the Plaintiff's Third Amended Complaint. The Plaintiffs have filed an appeal with the Appellate Court of Illinois, First District, which is pending. Although management believes that the defendants will prevail on the issue of statutory damages, the ultimate outcome of this litigation, including an estimate of any potential loss, cannot be presently determined and accordingly no provision for loss has been made in the accompanying financial statements.

G.  Partners' Deficit

    Under the terms of the Partnership Agreement, losses from operations are allocated 99% to the Investor Limited Partners and 1% to the General Partners and profits from operations are allocated 93% to the Investor Limited Partners, 6% to the Original Limited Partner and 1% to the General Partners until such

                                  Continued

                     KRUPP REALTY LIMITED PARTNERSHIP-V

G.  Partners' Deficit - Continued

    time that the Investor Limited Partners have received a return of their total invested capital plus a 9% per annum cumulative return thereon and thereafter, 65% to the Investor Limited Partners, 28% to the Original Limited Partner and 7% to the General Partners. Profit or loss from capital transactions are allocated in accordance with the Partnership Agreement.

    Under the Partnership Agreement, cash distributions are generally made on the same basis as the allocations of profits described above. Distributions from a sale, exchange, or other disposition of a property or upon the termination of the Partnership are to be allocated differently than that described above.

    As of December 31, 1994 the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                          Investor      Original
                          Limited       Limited    General
                          Partners      Partner    Partners      Total

  Capital contributions $ 35,200,000   $   4,000   $   1,000  $ 35,205,000

  Syndication costs       (4,501,000)       -           -       (4,501,000)

  Cash distributions      (4,099,303)   (251,479)    (41,912)   (4,392,694)

  Net gains on capital
   transactions            3,441,833        -         34,766     3,476,599

  Operating income
   (loss)                (38,945,240)     12,940    (393,254)  (39,325,554)

  Balance at
  December 31, 1994     $ (8,903,710)  $(234,539)  $(399,400) $ (9,537,649)

H.  Distributions

    During 1993, the Partnership distributed an amount equal to the withholding required for a Partners' tax of $27,888 in the state of Maryland arising from the sale of Fieldcrest Apartments. This amount was paid to the state of Maryland for the benefit of all Partners.

I.  Future Base Rents Due Under Commercial Operating Leases

    Future base rent receivable under commercial operating leases for the years 1995 through 1999 are as follows:

                                    1995                  $126,061
                                    1996                  $100,824
                                    1997                  $ 83,994
                                    1998                  $ 68,289
                                    1999                  $ 69,536


                     KRUPP REALTY LIMITED PARTNERSHIP-V

J.Federal Income Taxes

For federal income tax purposes, the Partnership is depreciating its properties using the Accelerated Cost Recovery System ("ACRS") and the Modified Cost Recovery System ("MACRS") depending on which is applicable.

The reconciliation of the net loss reported in the accompanying
Statement of Operations with the net loss to be reported in the Partnership's 1994 federal income tax return follows:

            Net loss per Statement of Operations               $(1,450,214)

            Difference between book and tax depreciation             5,917

            Net loss for federal income tax purposes           $(1,444,297)

    The allocation of the net loss for federal income tax purposes for 1994 is as follows:

                                Portfolio    Passive
                                  Income      Loss         Total

     General Partners             $   746 $   (15,189)  $   (14,443)

     Original Limited Partner         -          -             -

     Investor Limited Partners     73,844  (1,503,698)   (1,429,854)
                                  $74,590 $(1,518,887)  $(1,444,297)

    During the years ended December 31, 1994, 1993 and 1992 the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes was ($40.62), ($111.61) and $77.45, respectively.

                      KRUPP REALTY LIMITED PARTNERSHIP-V

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1994

                                                               Costs
                                                            Capitalized
                                                            Subsequent to
                                      Initial cost to Partnership     Acquisition
                                                    Buildings &       Buildings &  Depreciable
  Description         Encumbrances       Land       Improvements      Improvements     Life
Century II Apts
Cockeysville,
Maryland           $10,715,999      $1,049,868      $13,948,246   $ 2,734,698      3 to 25Yrs.

Marine Terrace
Apartments
Chicago, Illinois    4,098,302         368,494        4,899,745    1,326,890       3 to 25Yrs.

Park Place Apts
Chicago, Illinois   32,576,187       2,877,561       38,230,448    7,889,642       3 to 25Yrs.

      TOTAL:       $47,390,488      $4,295,923      $57,078,439  $11,951,230

                            Gross Amounts carried at
                                 End of Year

                                Buildings                                 Year
                                  and                   Accumulated  Construction  Year
Description            Land    Improvements     Total   Depreciation  Completed  Acquired

Century II Apts
Cockeysville,
Maryland           $1,049,868   $16,682,944  $17,732,812  $8,967,729     1971    1984

Marine Terrace
Apartments
Chicago,
Illinois              368,494    6,226,635     6,595,129  3,334,865      1952    1984

Park Place Apts
Chicago,
Illinois            2,877,561   46,120,090    48,997,651  22,603,215     1973    1984

    TOTAL:         $4,295,923  $69,029,669    $73,325,592 34,905,809


Continued

                      KRUPP REALTY LIMITED PARTNERSHIP-V

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  (Continued)

                               December 31, 1994


Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1994:


                                 1994              1993           1992
   Real Estate

   Balance at
   beginning of year          $70,308,815      $68,689,702     $74,275,897
   Acquisition and
   improvements                 3,016,777        1,619,113       1,503,113

   Sale of property                  -              -           (7,089,308)

   Balance at
   end of year                $73,325,592      $70,308,815     $68,689,702



   Accumulated Depreciation

   Balance at
   beginning of year          $31,569,120      $28,403,204     $27,932,562

   Depreciation expense         3,336,689        3,165,916       3,277,353

   Sale of property                  -              -           (2,806,711)

   Balance at end of year     $34,905,809      $31,569,120     $28,403,204


   Note: The aggregate cost of the Partnership's real estate for federal income tax purposes is $73,325,592 and the aggregate accumulated depreciation for federal income tax purposes is $44,219,998.