Form 10-K/A
period 1994-12-31
KRUPP REALTY LTD PARTNERSHIP V
filed 1995-04-24
CIK 721799

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                          FORM 10-K-A

                        AMENDMENT NO. 1


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

(Registrant's telephone number, including area code)(617) 423-233


This amendment is being filed to submit the Financial Data Schedule.

                                     SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21th day of April, 1995.

                     KRUPP REALTY LIMITED PARTNERSHIP-V
                     By: The Krupp Corporation, a General
                         Partner

                   By: /s/Marianne Pritchard
                       Treasurer and Chief Accounting Officer
                       The Krupp Corporation, a General          Partner