Form 10-Q
period 1995-03-31
KRUPP REALTY LTD PARTNERSHIP V
filed 1995-05-05
CIK 721799

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995

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

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    KRUPP REALTY LIMITED PARTNERSHIP-V

                              BALANCE SHEETS


                                         ASSETS
                                                       March 31,   December 31,
                                                         1995          1994

Multi-family apartment complexes, net of
   accumulated depreciation of $35,741,241
   and $34,905,809, respectively                     $37,707,892   $38,419,783
Cash and cash equivalents                              1,209,916       598,443
Cash restricted for tenant security deposits             516,239       516,327
Cash restricted for capital improvements                 687,103       919,047
Prepaid expenses and other assets                      1,061,418     1,568,572
Deferred expenses, net of accumulated
  amortization of $484,936 and $463,623,
  respectively                                           560,695       582,008

   Total assets                                      $41,743,263   $42,604,180


                            LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable                               $47,247,729   $47,390,488
Accounts payable                                         211,956       370,107
Accrued real estate taxes                              1,489,358     1,895,473
Accrued expenses and other liabilities                 1,199,184     1,219,501
Due to affiliates                                      1,230,841     1,266,260

   Total liabilities                                  51,379,068    52,141,829

Commitments and contingencies (Note 2)

Partners' deficit (Note 3)                            (9,635,805)   (9,537,649)

   Total liabilities and partners' deficit           $41,743,263   $42,604,180



                        The accompanying notes are an integral
                           part of the financial statements.

                          KRUPP REALTY LIMITED PARTNERSHIP-V

                               STATEMENTS OF OPERATIONS




                                                          For the Three Months
                                                             Ended March 31,
                                                            1995         1994

Revenue:
   Rental                                                $3,581,165   $3,329,663
   Interest income                                           20,340       17,356

               Total revenue                              3,601,505    3,347,019

Expenses:
   Operating (including reimbursements
         to affiliates of $23,091 and $91,195,
         respectively)                                      968,537    1,013,372
   Maintenance                                              153,426      118,975
   General and administrative (including
         reimbursements to affiliates of
         $14,298 and $20,286, respectively)                  20,997       29,113
   Real estate taxes                                        591,266      557,726
   Management fees to an affiliate                          120,157      143,140
   Depreciation and amortization                            856,745      814,426
   Interest                                                 988,533      998,601

               Total expenses                             3,699,661    3,675,353

Net loss                                                 $  (98,156)  $ (328,334)

Allocation of net loss (Note 3):

   Per Unit of Investor Limited
         Partner Interest (35,200
         units outstanding)                              $    (2.76)  $    (9.23)

   General Partners                                      $     (982)  $   (3,283)


                        The accompanying notes are an integral
                           part of the financial statements.

                          KRUPP REALTY LIMITED PARTNERSHIP-V

                               STATEMENTS OF CASH FLOWS


                                                                For the Three Months
                                                                  Ended March 31,
                                                                  1995        1994

Operating activities:
    Net loss                                                   $  (98,156) $ (328,334)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                 856,745     814,426
    Decrease (increase) in cash restricted for tenant
      security deposits                                                88      (2,690)
    Decrease in prepaid expenses and other assets                 507,154     405,200
    Decrease in accrued real estate taxes                        (406,115)   (428,247)
    Decrease in accounts payable                                 (102,662)   (537,449)
    Increase (decrease) in accrued expenses and
      other liabilities                                           (20,317)      8,640
    Decrease in due to affiliates                                 (35,419)    (67,735)

       Net cash provided by (used in) operating
         activities                                               701,318    (136,189)

Investing activities:
    Additions to fixed assets                                    (123,541)   (327,928)
    Decrease in cash restricted for capital
      improvements                                                231,944     221,514
    Increase (decrease) in accounts payable related
       to fixed asset additions                                   (55,489)     21,423

       Net cash provided by (used in)
         investing activities                                      52,914     (84,991)

Financing activities:
    Principal payments on mortgage notes payable                 (142,759)   (131,600)
    Deferred expenses                                                -           (694)

       Net cash used in financing activities                     (142,759)   (132,294)

Net increase (decrease) in cash and cash
      equivalents                                                 611,473    (353,474)

Cash and cash equivalents, beginning of period                    598,443   1,159,301

Cash and cash equivalents, end of period                       $1,209,916  $  805,827


                        The accompanying notes are an integral
                           part of the financial statements.

                          KRUPP REALTY LIMITED PARTNERSHIP-V

                             NOTES TO FINANCIAL STATEMENTS


(1) Accounting Policies

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-V (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

   In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1995, and its results of operations and cash flows for the three months ended March 31, 1995 and 1994. Certain prior year balances have been reclassified to conform with the current period consolidated financial statement presentation.

   The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Legal Proceedings

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



                                 Continued

                    KRUPP REALTY LIMITED PARTNERSHIP-V

(3) Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the three months ended March 31, 1995 is as follows:

                                   Investor     Original                  Total
                                   Limited      Limited     General      Partners'
                                   Partners     Partner    Partners       Deficit
           Balance at
           December 31, 1994      $(8,903,710) $(234,539)  $(399,400)   $(9,537,649)

           Net loss                   (97,174)      -           (982)       (98,156)

           Balance at
           March 31, 1995         $(9,000,884) $(234,539)  $(400,382)   $(9,635,805)

                    KRUPP REALTY LIMITED PARTNERSHIP-V




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowing sources as current debt matures. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service, capital improvements and expenses. Cash flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement ("Cash Flow"), will then be available for distribution to the Partners. The General Partners discontinued distributions during 1990 due to insufficient operating cash flow. The Partnership will resume distributions when the properties generate sustainable cash flow in excess of operating and capital improvement needs and after paying off any existing obligations.

   The Partnership's major capital improvement project, the repair of Park Place's building facade, is approximately 95% complete as of March 31, 1995. The Partnership anticipates that the restoration project will be completed in 1995, and will greatly enhance the appearance of the property. This improvement, along with extensive interior improvements, is being funded from established reserves and has resulted in both increased rents and increased occupancy.

   Prior to Park Place's refinancing on September 15, 1993, management suspended payment of property management fees and expense reimbursements to an affiliate. At March 31, 1995, past due fees and reimbursements totalled approximately $1,300,000. Subsequent to the refinancing, the Partnership resumed current payments of property management fees and expense reimbursements and expects to generate sufficient cash flow to begin to repay the accrued obligation.

   Currently, Marine Terrace is being marketed for sale in 1995. If the property is sold, the proceeds from the sale will be used to repay the mortgage on Marine Terrace, closing costs, and other Partnership liabilities.

   The General Partners are in the process of reviewing liquidity options for the limited partners in the Partnership. After falling precipitously during the recession, real estate values have recently begun to recover. Typically, the only option available to a limited partner to liquidate his or her partnership interest has been to sell partnership units in the thinly-traded secondary market or directly to a small number of "vulture funds" seeking to purchase units at very low prices. While the Partnership may not be a target, some speculators have made offers to partnerships to acquire all or a significant portion of the outstanding partnership units at prices substantially below net asset value. The General Partners are exploring other options in an effort to provide the Partnership's with an opportunity to liquidate their partnership interests on reasonable terms giving due regard to property values and tax consequences.



Continued

                    KRUPP REALTY LIMITED PARTNERSHIP-V




Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow for the three months ended March 31, 1995.

                                                          Rounded to $1,000

  Net loss for tax purposes                                    $ (95,000)

  Items not requiring (requiring)
     the use of operating funds:
        Tax basis depreciation and amortization                  854,000
        Expenditures for capital improvements                   (124,000)
        Principal payments on mortgage notes payable            (143,000)
        Working capital reserves                                (550,000)

  Cash Flow Deficit                                            $ (58,000)

Operations

   The increase in rental revenue for the three months ended March 31, 1995 as compared to the same period in 1994 is due to increases in rental rates at Park Place and Marine Terrace during the second half of 1994. In addition, average residential occupancy for the Partnership was 94% for the three months ended March 31, 1995 and 93% for the same period in 1994. The increase in interest income is due to a rise in the short-term interest rates.

   In comparing the first quarter of 1995 with the same period in 1994, total expenses remained relatively stable during the period with the exception of operating and maintenance expenses. The decrease in operating expenses was due to management's efforts to reduce reimbursable operating costs. Certain of these cost savings are anticipated to continue throughout 1995. The increase in maintenance expenses is primarily for the painting of the interior units and the installation of window dressings at Park Place.

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



                  Krupp Realty Limited Partnership-V
                           (Registrant)



                  BY:/s/Marianne Pritchard
                     Marianne Pritchard
                     Treasurer and Chief Accounting Officer
                     The Krupp Corporation, a General Partner





DATE:  May 4, 1995