Form 10-Q
period 1995-06-30
KRUPP REALTY LTD PARTNERSHIP V
filed 1995-07-31
CIK 721799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    June 30, 1995

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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No
                                          PART I.  FINANCIAL INFORMATION

            Item 1.  FINANCIAL STATEMENTS

                                  KRUPP REALTY LIMITED PARTNERSHIP-V

                                            BALANCE SHEETS


                                                ASSETS


                                                               June 30,     December 31,
                                                                 1995           1994

            Multi-family apartment complexes, net of
               accumulated depreciation of $36,595,812
               and $34,905,809, respectively (Note 4)        $37,325,298    $38,419,783
            Cash and cash equivalents                          1,390,703        598,443
            Cash restricted for tenant security deposits         514,198        516,327
            Cash restricted for capital improvements             681,563        919,047
            Prepaid expenses and other assets                  1,492,534      1,568,572
            Deferred expenses, net of accumulated
              amortization of $506,249 and $463,623,
              respectively                                       539,382        582,008

               Total assets                                  $41,943,678    $42,604,180



                                   LIABILITIES AND PARTNERS' DEFICIT

            Mortgage notes payable                           $47,102,028    $47,390,488
            Accounts payable                                     337,846        370,107
            Accrued real estate taxes                          1,998,608      1,895,473
            Accrued expenses and other liabilities             1,221,502      1,219,501
            Due to affiliates                                  1,060,927      1,266,260

               Total liabilities                              51,720,911     52,141,829

            Contingencies (Note 2)

            Partners' deficit (Note 3)                        (9,777,233)    (9,537,649)

               Total liabilities and partners' deficit       $41,943,678    $42,604,180

                               The accompanying notes are an integral
                                 part of the financial statements.

                                   KRUPP REALTY LIMITED PARTNERSHIP-V

                                        STATEMENTS OF OPERATIONS


                                            For the Three Months           For the Six Months
                                               Ended June 30,                 Ended June 30,
                                           1995           1994             1995         1994

     Revenue:
       Rental                           $3,652,061     $3,351,793       $7,233,226   $6,681,456
       Interest income                      35,064         22,452           55,404       39,808
           Total revenue                 3,687,125      3,374,245        7,288,630    6,721,264

     Expenses:
       Operating (including reim-
         bursements to affiliates
         of $61,698, $89,858, $84,788
         and $179,717, respectively)       926,581      1,078,946        1,895,118    2,092,318
       Maintenance                         280,240        290,424          433,666      409,399
       General and administrative
         (including reimbursements
          to affiliates of $12,972,
          $20,566, $27,270 and $42,188,
          respectively)                     35,342         35,890           56,339       65,003
       Real estate taxes                   591,012        551,664        1,182,278    1,109,390
       Management fees to an affiliate     138,975        123,316          259,132      266,456
       Depreciation and amortization       875,884        837,830        1,732,629    1,652,256
       Interest                            980,519        999,394        1,969,052    1,997,995

             Total expenses              3,828,553      3,917,464        7,528,214    7,592,817

     Net loss                           $ (141,428)    $ (543,219)      $ (239,584)  $ (871,553)

     Allocation of net loss (Note 3):

       Per Unit of Investor Limited
        Partner Interest (35,200 Units
        outstanding)                    $    (3.98)    $   (15.28)      $    (6.74)  $   (24.51)

       General Partners                 $   (1,414)    $   (5,432)      $   (2,396)  $   (8,715)





















                                The accompanying notes are an integral
                                   part of the financial statements.

                                    KRUPP REALTY LIMITED PARTNERSHIP-V

                                        STATEMENTS OF CASH FLOWS

                                                                     For the Six Months
                                                                       Ended June 30,
                                                                    1995         1994

            Operating activities:
               Net loss                                          $ (239,584)  $  (871,553)
               Adjustments to reconcile net loss to net
                  cash provided by operating activities:
               Depreciation and amortization                      1,732,629     1,652,256
               Decrease in cash restricted for tenant
                  security deposits                                   2,129        40,580
               Decrease (increase) in prepaid expenses
                  and other assets                                   76,038       (88,869)
               Decrease in accounts payable                        (112,317)     (464,705)
               Increase in accrued real estate taxes                103,135        43,314
               Increase in accrued expenses and other
                  liabilities                                         2,001        65,572
               Decrease in due to affiliates                       (205,333)       (75,143)
                           Net cash provided by operating
                              activities                          1,358,698       301,452

            Investing activities:
               Additions to fixed assets                           (595,518)   (1,055,188)
               Decrease in cash restricted for capital
                  improvements                                      237,484       397,011
               Increase in accounts payable
                  related to fixed asset additions                   80,056       178,441

                           Net cash used in investing
                              activities                           (277,978)     (479,736)

            Financing activities:
               Principal payments on mortgage notes payable        (288,460)     (265,901)
               Deferred expenses                                       -          (12,138)

                           Net cash used in investing
                              activities                           (288,460)     (278,039)


            Net increase (decrease) in cash and cash
                equivalents                                         792,260      (456,323)

            Cash and cash equivalents, beginning of period          598,443     1,159,301

            Cash and cash equivalents, end of period             $1,390,703   $   702,978









                                The accompanying notes are an integral
                                   part of the financial statements.

                       KRUPP REALTY LIMITED PARTNERSHIP-V

                          NOTES TO FINANCIAL STATEMENTS

  (1)Accounting Policies

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1995, its results of operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994. Certain prior year balances have been reclassified to conform with the current period financial statement presentation.

      The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  (2)Legal Proceeding

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

                       KRUPP REALTY LIMITED PARTNERSHIP-V

  (3)Changes in Partners' Deficit

      A summary of changes in Partners' Deficit for the six months ended June 30, 1995 is as follows:

                                    Investor       Original                  Total
                                    Limited        Limited     General      Partners'
                                    Partners       Partner    Partners       Deficit

                 Balance at
                 December 31, 1994 $(8,903,710)   $(234,539)  $(399,400)   $(9,537,649)

                 Net loss             (237,188)        -         (2,396)      (239,584)

                 Balance at
                 June 30, 1995     $(9,140,898)   $(234,539)  $(401,796)    $(9,777,233)


  (4)Subsequent Event

      On July 19, 1995, the Partnership sold Marine Terrace Apartments for $6,156,500 resulting in a gain on the sale of approximately $3 million for financial reporting purposes. Marine Terrace is a 187 unit complex located in Chicago, Illinois. The Partnership used the proceeds to satisfy the existing mortgage and pay other partnership liabilities.
                           KRUPP REALTY LIMITED PARTNERSHIP-V





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

      The Partnership's major capital improvement project, the repair of Park Place's building facade, is nearing completion as of June 30, 1995. The Partnership anticipates that the restoration project will be completed in 1995, and will greatly enhance the appearance of the property. This improvement, along with extensive interior improvements, is being funded from both established reserves and cash generated by the property and has resulted in both increased rents and increased occupancy.

      On July 19, 1995, the Partnership sold Marine Terrace Apartments for $6,156,500 resulting in a gain on the sale of approximately $3 million for financial reporting purposes. The Partnership will use the proceeds to satisfy the existing mortgage and to payoff closing costs and other Partnership liabilities.

  Cash Flow

      Shown below is the calculation of Cash Flow for the six months ended June 30, 1995.

                                                                         Rounded to $1,000

              Net loss for tax purposes                                       $ (215,000)

              Items not requiring (requiring)
               the use of operating funds:
                 Tax basis depreciation and amortization                       1,708,000
                 Expenditures for capital improvements                          (596,000)
                 Principal payments on mortgage notes payable                   (288,000)
                 Working capital reserves                                       (650,000)
              Cash Flow deficit                                               $  (41,000)








                                               Continued


                                  KRUPP REALTY LIMITED PARTNERSHIP-V





  Operations

      The increase in rental revenue for the three and six months ended June 30, 1995 as compared to the same periods in 1994 is due to increases in rental rates at Park Place, Marine Terrace and Century II during the second half of 1994. Average residential occupancy for the Partnership was 94% for the six months ended June 30, 1995 and 93% for the same period in 1994. The increase in interest income for the three and six months ended June 30, 1995 as compared to 1994 is due to a rise in the short-term interest rates.

      Total expenses of the Partnership for the three and six months ended June 30, 1995 as compared to the same periods in 1994 have remained stable with the exception of operating expenses and real estate taxes. The decrease in operating expenses is due to management's efforts to reduce reimbursable operating costs. Certain of these cost savings are anticipated to continue throughout 1995. The increase in real estate taxes is primarily due to an increase in assessed property value at Park Place which is directly related to the capital improvement project. Depreciation expense has increased as a result of these extensive improvements.

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



                     Krupp Realty Limited Partnership-V
                                                       (Registrant)



                     BY:/s/Marianne Pritchard
                     Marianne Pritchard
                     Treasurer and Chief Accounting Officer of The Krupp Corporation, a General Partner.

  DATE:  July 31, 1995