Form 10-Q
period 1995-09-30
KRUPP REALTY LTD PARTNERSHIP V
filed 1995-11-14
CIK 721799

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995

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

               PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             KRUPP REALTY LIMITED PARTNERSHIP-V

                       BALANCE SHEETS


                           ASSETS

                                             September 30, December 31,
                                                 1995         1994

Multi-family apartment complexes, net of
 accumulated depreciation of $33,920,050
 and $34,905,809, respectively (Note 2)      $33,892,558   $38,419,783
Cash and cash equivalents                      2,135,941       598,443
Cash restricted for tenant security deposits     433,356       516,327
Cash restricted for capital improvements         735,655       919,047
Prepaid expenses and other assets              1,789,393     1,568,572
Deferred expenses, net of accumulated
  amortization of $385,122 and $463,623,
  respectively                                   506,041       582,008

    Total assets                             $39,492,944   $42,604,180



                    LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable (Note 2)              $42,927,339   $47,390,488
Accounts payable                                 175,067       370,107
Accrued real estate taxes                      2,080,688     1,895,473
Accrued expenses and other liabilities         1,113,839     1,219,501
Due to affiliates                                  -         1,266,260

    Total liabilities                         46,296,933    52,141,829

Contingencies (Note 3)

Partners' deficit (Note 4):

 Investor Limited Partners
    (35,200 Units outstanding)                (6,197,387)   (8,903,710)
 Original Limited Partner                       (234,539)     (234,539)
 General Partners                               (372,063)     (399,400)

    Total Partners' deficit                   (6,803,989)   (9,537,649)

    Total liabilities and Partners' deficit  $39,492,944   $42,604,180


                  The accompanying notes are an integral
                     part of the financial statements.

                     KRUPP REALTY LIMITED PARTNERSHIP-V

                          STATEMENTS OF OPERATIONS




                            For the Three Months Ended For the Nine Months Ended
                                  September 30,              September 30,
                                1995          1994         1995         1994

Revenue:
 Rental                     $3,324,815    $3,423,538   $10,558,041 $10,104,994
 Interest income                37,120        21,410        92,524      61,218

    Total revenue            3,361,935     3,444,948    10,650,565  10,166,212

Expenses:
 Operating (including
    reimbursements to
    affiliates of $56,937,
    $89,859, $141,725 and
    $269,576, respectively)    952,338     1,035,367     2,847,456   3,127,685
 Maintenance                   191,707       298,232       625,373     707,633
 General and administrative
    (including reimbursements
    to affiliates of $11,249,
    $20,843, $38,519 and
    $63,031, respectively)      61,338        59,097       117,677     124,100
 Real estate taxes             222,850       446,572     1,405,128   1,555,962
 Management fees to an
    affiliate                  133,069       104,565       392,201     371,021
 Depreciation and
    amortization               844,994       883,886     2,577,623   2,536,142
 Interest                      973,849       993,251     2,942,901   2,991,246

    Total expenses           3,380,145     3,820,970    10,908,359  11,413,789


 Loss before gain on sale
    of property                (18,210)     (376,022)     (257,794) (1,247,577)
 Gain on sale of property
    (Note 2)                 2,991,454         -         2,991,454        -

 Net income(loss)           $2,973,244    $ (376,022)  $ 2,733,660 $(1,247,577)

Allocation of net income
 (loss) (Note 4):

 Per Unit of Investor
    Limited Partner Interest
    (35,200 Units
    outstanding)            $    83.62    $   (10.58)  $     76.88 $    (35.09)

 General Partners           $   29,733    $   (3,761)  $    27,337 $   (12,476)



                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP REALTY LIMITED PARTNERSHIP-V

                       STATEMENTS OF CASH FLOWS



                                            For the Nine Months Ended
                                                      September 30,
                                                    1995           1994
Operating activities:
   Net income(loss)                             $ 2,733,660    $(1,247,577)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
   Depreciation and amortization                  2,577,623      2,536,142
   Gain on sale of property                      (2,991,454)          -
   Decrease in cash restricted
      for tenant security deposits                   82,971         37,392
   Decrease (increase) in prepaid expenses
      and other assets                             (220,821)       363,707
   Decrease in accounts payable                    (173,005)       (51,897)
   Increase(decrease) in accrued real estate
      taxes                                         185,215       (500,433)
   Increase (decrease) in accrued expenses
      and other liabilities                        (105,662)       163,847
   Increase(decrease) in payables to affiliates  (1,266,260)         1,079

         Net cash provided by operating
            activities                              822,267      1,302,260

Investing activities:
   Additions to fixed assets                     (1,100,124)    (2,091,664)
   Increase (decrease) in accounts payable
      related to fixed asset additions              (22,035)       157,807
   Decrease in cash restricted for
      capital improvements                          183,392      1,002,209
   Proceeds from sale of property                 6,117,147           -

         Net cash provided by (used in)
            investing activities                  5,178,380       (931,648)

Financing activities:
   Principal payments on mortgage notes
      payable                                      (412,428)      (402,961)
   Deferred expenses                                   -           (12,138)
   Repayment of mortgage note payable            (4,050,721)          -

         Net cash used in financing
            activities                           (4,463,149)      (415,099)

Net increase (decrease) in cash and cash
   equivalents                                    1,537,498        (44,487)
Cash and cash equivalents, beginning of
   period                                           598,443        713,196

Cash and cash equivalents, end of period        $ 2,135,941    $   668,709



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

    In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. Certain prior period balances have been reclassified to conform with current period financial statement presentation.

    The results of operations for the three and nine months ended
    September 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Sale of Marine Terrace Apartments

    On July 19, 1995, the Partnership sold Marine Terrace Apartments, a 187 unit apartment complex located in Chicago, Illinois, for $6,156,500. Proceeds from the sale were used to pay closing costs of $39,353, to repay the existing mortgage note on the property of $4,050,721 and to satisfy other Partnership liabilities. The property had a net book value of $3,125,693 which resulted in a gain of $2,991,454, for financial reporting purposes.

(3) Legal Proceeding

    The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place. The central issue of the complaint was whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was
    paid on or before the first day of the month.   The ordinance in
    question limited late fee charges to $10 per month if the rent was more than 5 days late. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, Plaintiffs seek statutory damages of two months rent per lease violation plus reasonable attorneys' fees. To be eligible for such punitive damages Plaintiffs must prove that the Defendant deliberately used a provision prohibited by the ordinance.

    During 1994, the Court ruled in favor of the Defendant, and accepted the Partnership's Motion to Dismiss the Plaintiffs' Third Amended Complaint. The Plaintiffs have filed an appeal with the Appellate Court of Illinois, First District, which is pending. Although management believes that the Defendant will prevail on the issue of statutory damages, the ultimate outcome of this litigation, including an estimate of any potential loss, cannot be presently determined and accordingly no provision for loss has been made in the accompanying financial statements.

Continued

                      KRUPP REALTY LIMITED PARTNERSHIP-V

(4) Changes in Partners' Deficit

    A summary of changes in Partners' Deficit for the nine months ended September 30, 1995 is as follows:

                            Investor      Original                  Total
                            Limited       Limited     General      Partners'
                            Partners      Partner    Partners       Deficit
    Balance at
    December 31, 1994      $(8,903,710)  $(234,539)  $(399,400)   $(9,537,649)

    Net income               2,706,323        -         27,337      2,733,660

    Balance at
    September 30, 1995     $(6,197,387)  $(234,539)  $(372,063)   $(6,803,989)

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

   The Partnership's major capital improvement project, the repair of Park Place's building facade, is nearing completion as of September 30, 1995. The Partnership anticipates that the restoration project will be completed in 1995, and will greatly enhance the appearance of the property. This improvement, along with extensive interior improvements, is being funded from both established reserves and cash generated by the property and has resulted in both increased rents and increased occupancy.

   On July 19, 1995, the Partnership sold Marine Terrace Apartments for $6,117,147, net of closing costs, resulting in a gain on the sale of $2,991,454, for financial reporting purposes. The Partnership used the proceeds to satisfy the existing mortgage and other Partnership liabilities.

Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow for the nine months ended September 30, 1995.

                                                           Rounded to $1,000
   Net income for tax purposes                                $ 3,988,000

   Items not requiring (requiring) the use of operating
    funds:
      Tax basis depreciation and amortization                   2,574,000
      Tax gain on sale of Marine Terrace                       (4,242,000)
      Expenditures for capital improvements                    (1,100,000)
      Principal payments on mortgage notes payable               (412,000)
      Working capital reserves                                   (820,000)

   Cash Flow Deficit                                          $   (12,000)



                                   Continued

                      KRUPP REALTY LIMITED PARTNERSHIP-V



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Operations

   The following discussion relates to the operations of the Partnership and its properties (Park Place, Marine Terrace and Century II) for the three and nine months ended September 30, 1995 and 1994. The results of operations of the Partnership are not comparable due to the sale of Marine Terrace on July 19, 1995.

   The increase in rental revenue, net of Marine Terrace's revenues, for the three and nine months ended September 30, 1995, as compared to the same periods in 1994, is due to the impact of rental rate increases at Park Place and Century II during the second half of 1994. Average residential occupancy for the Partnership was 94% for the nine months September 30, 1995 and 93% for the same period in 1994. The increase in interest income for the three and nine months ended September 30, 1995, as compared to 1994, is due to a rise in short-term interest rates.

   Total expenses of the Partnership, net of Marine Terrace's expenses, for the three and nine months ended September 30, 1995, as compared to the same periods in 1994, have remained stable with the exception of operating expense and real estate taxes. The decrease in operating expense is primarily due to management's efforts to reduce reimbursable operating costs. Certain of these cost savings are anticipated to continue throughout 1995. The increase in real estate taxes is primarily due to an increase in assessed property value at Park Place which is directly related to the capital improvement project. Depreciation expense has increased as a result of these extensive improvements.

                      KRUPP REALTY LIMITED PARTNERSHIP-V

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place. The central issue of the complaint was whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first day of the month. The ordinance in question limited late fee charges to $10 per month if the rent was more than 5 days late. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, Plaintiffs seek statutory damages of two months rent per lease violation plus reasonable attorneys' fees. To be eligible for such punitive damages Plaintiffs must prove that the Defendant deliberately used a provision prohibited by the ordinance. During 1994, the Court ruled in favor of the Defendant, and accepted the Partnership's Motion to Dismiss the Plaintiffs' Third Amended Complaint. The Plaintiffs have filed an appeal with the Appellate Court of Illinois, First District, which is pending.

Item 2.  Changes in Securities
         Response:  None

Item 3.  Defaults upon Senior Securities
         Response:  None

Item 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Marine Terrace Apartments
              (10.1) Real Estate Sale Contract and Agreement to Purchase Personal Property dated May 9, 1995 by and between the Seller, Krupp Realty Limited Partnership V and the Purchaser, Harry Langer.

         (b)  Reports on Form 8-K
              Response:  None

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


DATE:  November 3, 1995