Form 10-K
period 1995-12-31
KRUPP REALTY LTD PARTNERSHIP V
filed 1996-03-29
CIK 721799

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   for the fiscal year ended       December 31, 1995

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

   Documents incorporated by reference: See Part IV, Item 14(b) on pages 9-11 of this report.

   The exhibit index is located on pages 8 - 11.

                                      PART I

   ITEM 1.     BUSINESS

      Krupp Realty Limited Partnership-V ("KRLP-V") was formed on June 16, 1983 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Krupp Corporation (a Massachusetts corporation) and The Krupp Company Limited Partnership-II (a Massachusetts limited partnership) are the General Partners of KRLP-V. KRLP-V has issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II. On September 6, 1983, KRLP-V, pursuant to a sales agent agreement, commenced the marketing and sale of units of Investor Limited Partner Interest ("Units") for $1,000 per unit, 35,200 of which were sold. For further details, see Note A to Consolidated Financial Statements included in Appendix A to this report.

      KRLP-V considers itself to be engaged only in the industry segment of investment in real estate. KRLP-V invested the net proceeds from the offering in leveraged real estate. KRLP-V originally invested in four multi-family apartment complexes (Century II, Marine Terrace, Fieldcrest Apartments and Park Place Tower Apartments "Park Place") and a joint venture in Lakeview Towers with Krupp Realty Limited Partnership-IV, an affiliated limited partnership. The aggregate purchase price of the properties was approximately $67 million and KRLP-V originally funded approximately $2.3 million to the joint venture.

      On March 20, 1989 the General Partners formed Krupp Realty Park Place-Chicago Limited Partnership ("Realty-V") as a prerequisite for the refinancing of Park Place. At the same time the General Partners transferred ownership of Park Place to Realty-V. The General Partner of Realty-V is The Krupp Corporation ("Krupp Corp."). The Limited Partner of Realty-V is KRLP-V. Krupp Corp. has beneficially assigned its interest in Realty-V to KRLP-V. KRLP-V and Realty-V are collectively known as Krupp Realty Limited Partnership-V and Subsidiary (collectively referred to herein as the "Partnership").

      The Partnership sold two of its apartment complexes, Fieldcrest Apartments and Marine Terrace, in 1992 and 1995, respectively. The Partnership also received a distribution of proceeds from the sale of Lakeview Towers in 1992.

      The Partnership's real estate investments are subject to some material seasonal fluctuations resulting from changes in utility consumption and seasonal maintenance expenditures. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's real estate investments are located, real estate tax rates, operating expenses, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is anticipated in the future.

      The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the locations of the Partnership's properties, (ii) fluctuations
   in rental income due to changes in occupancy levels, (iii) possible adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment, or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

      As of December 31, 1995, there were 40 full and part-time on-site personnel employed by the Partnership.

   ITEM 2.     PROPERTIES

      As of December 31, 1995, the Partnership has leveraged investments in two apartment complexes having an aggregate of 1,369 units. One of the complexes has an additional 20,000 square feet of leasable commercial space.

      A summary  of the  Partnership's  real estate  investments is  presented
   below.    Schedule  III  included in  Appendix  A to  this  report contains additional detailed information with respect to individual properties.

                                                Total Units/
                                                   Current             Average Occupancy
                                     Year of       Leasable              December 31,
            Description            Acquisition  Square Footage   1995  1994  1993  1992 1991

            Century II Apts.
            Cockeysville, Maryland    1984         468 Units      92%  92%   91%   93%   93%

            Park Place Tower Apts.                 901 Units      94%  94%   94%   92%   91%
            Chicago, Illinois         1984      20,000 Sq. Ft.    83%  83%   80%   83%   83%

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

      The number of Investor Limited Partners as of December 31, 1995 was approximately 2,500.

      One of the objectives of the Partnership is to generate cash available for distribution. The General Partners discontinued distributions during 1990 due to insufficient operating cash flow. However, during 1993, the Partnership distributed $27,888 which was equivalent to the required withholding tax for the state of Maryland which arose from the sale of Fieldcrest Apartments. This amount was paid to the state of Maryland for the benefit of all Partners.

      In 1995 the General Partners determined that there was sufficient Cash Flow, as calculated under section 8.2 (a) of the Partnership Agreement ("Cash Flow"), and working capital reserves to reinstate distributions. These semiannual distributions, which will commence in the first quarter of 1996, are to be paid semiannually at a semiannual rate of $10.00 per unit.

   ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected financial information regarding the Partnership's consolidated financial position and operating results. This information should be used in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Supplementary Data, which are included in Items 7 and 8 of this report, respectively.

                                  1995          1994         1993         1992           1991

       Total revenue          $13,839,760   $13,652,413  $13,684,206   $14,117,452   $14,517,166

       Loss before
         gain (loss) from
         capital transactions    (795,377)   (1,450,214)  (3,921,897)   (2,786,658)   (3,869,880)

       Partnership's share of
         gain on sale of Joint
         Venture                     -             -            -        3,875,915          -

       Gain (loss) on sale
         of property            3,265,789          -            -         (399,316)         -

       Income (loss) before
         extraordinary loss     2,470,412    (1,450,214)  (3,921,897)      689,941    (3,869,880)

       Extraordinary loss         (93,215)         -            -             -             -

       Net income (loss)        2,377,197    (1,450,214)  (3,921,897)      689,941    (3,869,880)

       Allocation of net
         income (loss):

         Investor Limited
            Partners ("ILP")    2,353,425    (1,435,712)  (3,882,678)      683,042    (3,831,181)

         Per Unit - ILP             66.86        (40.79)     (110.30)        19.41       (108.84)

         Original Limited
            Partner                  -             -            -             -             -

         General Partners          23,772       (14,502)     (39,219)        6,899       (38,699)

       Total assets at
         December 31,          38,555,732    42,604,180   45,011,823    48,787,088    53,123,075

       Long-term obligations
         at December 31,       42,273,669    46,805,538   47,392,245    47,225,125    47,509,912

       Distributions to
         Partners:

            Investor Limited
               Partners              -             -          25,936          -             -

            Per Unit - Investor
               Limited Partners      -             -             .74          -             -

            Original
               Limited Partner       -             -           1,673          -             -

            General Partners         -             -             279          -             -


      The Selected Financial Data results for the periods presented is not comparable due to the following events:

   (a)   Marine Terrace was sold on July 19, 1995.
   (b) Lakeview Towers, a property owned in a Joint Venture with an affiliate, was sold on August 28, 1992.
   (c)   Fieldcrest Apartments was sold on August 5, 1992.

   Prior performance of the Partnership is not necessarily indicative of future operations.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

      The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operating performance of its real estate investments. Such ability would also be impacted by the future availability of bank borrowing sources as current debt matures. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service, capital improvements and expenses. Cash
   flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In 1995, the General Partners determined that there was sufficient Cash Flow and working capital reserves to reinstate distributions. These distributions will commence in the first quarter of 1996 and are to be paid semiannually thereafter.

      On July 19, 1995, the Partnership sold Marine Terrace Apartments, a 187 unit apartment complex located in Chicago, Illinois, for cash proceeds and other considerations which totaled $6,436,505. Proceeds from the sale were used to pay closing costs of $44,152, to repay the existing mortgage note on the property of $4,050,721 and to satisfy other Partnership liabilities. For financial reporting purposes the Partnership realized a gain of $3,265,789 on the sale. The gain was calculated as the difference between net consideration received less net book value of the property.

      The Partnership's major capital improvement project, the repair of Park Place's building facade, was completed in the fourth quarter of 1995. The external improvements, along with extensive interior improvements, were funded from established reserves and cash generated by the property. The completion of these improvements has greatly enhanced the appearance of the property and has resulted in both increased rents and occupancy.

   Cash Flow

      Shown  below,  as   required  by  the  Partnership   Agreement,  is  the
   calculation of Cash Flow for the year ended December 31, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow and Net Cash Proceeds From Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                       Rounded to $1,000

               Net income for tax purposes                            $ 3,340,000
               Items not requiring (requiring)
                  the use of operating funds:
                  Tax basis depreciation and amortization               3,420,000
                  Tax gain on sale of Marine Terrace                   (4,228,000)
                  Principal payments on mortgage notes payable           (539,000)
                  Expenditures for capital improvements                (1,540,000)
                  Working capital reserves                                (75,000)

                  Cash Flow                                           $   378,000

   Operations

      The following discussion relates to the operations of the Partnership and its properties (Park Place, Marine Terrace and Century II) for the years ended December 31, 1995, 1994 and 1993, or portion thereof. The results of operations of the Partnership are not comparable due to the sale of Marine Terrace on July 19, 1995.

   1995 compared to 1994

      Cash Flow has been impacted favorably due to decreased expenditures for capital improvements resulting from the completion of the Park Place capital improvement project. The increase in rental revenue is even more significant after giving effect to the sale of Marine Terrace and is primarily due to rental rate increases at Park Place and Century II during the second half of 1994. Rental revenue also increased as a result of higher occupancy at Park Place in 1995. Interest income for the Partnership increased in 1995 due to a rise in short term interest rates coupled with an increase in investments in cash and cash equivalents as a result of the sale of Marine Terrace.

      Total expenses of the Partnership for 1995, after giving effect to the disposition of Marine Terrace, have remained stable with the exception of operating expense and real estate taxes. The decrease in operating expense is primarily due to management s efforts to reduce reimbursable operating costs. The increase in real estate taxes is primarily due to an increase in assessed property value at Park Place which is directly related to the capital improvement project completed in 1995. Depreciation expense has also increased as a result of the extensive improvements at Park Place.

   1994 compared to 1993

      Cash  flow deficits decreased from 1993 to 1994 as a result of a decline
   in operating  expenses and  interest expense.   The decline  in expense  is
   somewhat offset by a increase in capital expenditures.

      The slight increase in rental revenue in 1994 is primarily due to an increase in rental rates at Park Place and Marine Terrace, and increased occupancy at Century II, offset by decreased occupancy at Marine Terrace. Interest income decreased due to funds previously invested in short-term investments being used for the refinancing of Park Place's mortgage during the third quarter of 1993 and a decrease in interest earned on capital improvement escrows.

      Operating expenses in 1994 decreased due to savings in parking garage expenses as a result of management subcontracting the parking garage operations at Park Place. Additionally, a portion of this decrease resulted from a rate reduction in electric costs by the local utility company. These savings were partially offset by an increase in maintenance expense, primarily for the painting of the interior units and the installation of window dressings at Park Place. Real estate taxes decreased at Park Place due to a prior year revaluation by the taxing authority. However, real estate taxes are expected to increase upon the completion of the building facade repair.

      As a result of the refinancing of Park Place's first mortgage from an interest rate of 10.75% to 6.75% per annum during the third quarter of 1993, interest expense decreased by $1,454,000 for the year ended December 31, 1994, as compared to the same period in 1993. The decrease in depreciation and amortization is primarily due to a mortgage premium paid and fully amortizing deferred mortgage costs in 1993 related to the mortgage loan held prior to Park Place's refinanced mortgage.

   General
   <pag>
      In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

      The Partnership's investments in properties are carried at cost less accumulated depreciation, unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.

   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Appendix A to this report.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                     PART III


   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of KRLP-V and is the General Partner of The Krupp Company Limited Partnership-II, which is the other General Partner of KRLP-V, is as follows:

                                    Position with
             Name and Age           The Krupp Corporation

             Douglas Krupp (49)     Co-Chairman of the Board

             George Krupp (51)      Co-Chairman of the Board

             Laurence Gerber (39)   President

             Robert A. Barrows (38) Senior Vice President and Corporate
                                    Controller

      Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of Berkshire Realty Company, Inc. (NYSE-BRI). George Krupp is Douglas

   Krupp's brother.

      George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.

      Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and Corporate Controller of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11. EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1995, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 35,200 outstanding Units. On that date, the General Partners or their affiliates owned 116 Units (.33% of the total outstanding) of the Partnership in addition to their General and Original Limited Partner Interests.

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1995 no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership s outstanding Units.

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)         1.    Consolidated   Financial  Statements   -  see   Index  to
                     Consolidated    Financial  Statements   and  Consolidated
                     Financial  Statement  Schedule  included  under  Item  8,
                     Appendix A, on page F-2 to this Report.

               2. Consolidated Financial Statement Schedule - see Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule included under Item 8, Appendix A, on page F-2 to this Report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Consolidated Financial Statements or the notes thereto.
   (b)         Exhibits:

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

               (10)  Material Contracts:

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

                              10.9 to Registrant's Report on Form 10-K for the
                              year  ended   November  30,  1984     (File  No.
                              0-11985)].*

                     (10.3) Addendum to Management Agreement between Krupp Realty Park Place - Chicago Limited Partnership and Krupp Asset Management Company, now known as Berkshire Property Management [Exhibit 2 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

                     (10.4) Agreement of Limited Partnership of Krupp Realty Park Place -Chicago Limited Partnership dated March 15, 1989 [Exhibit 5 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

                     (10.5) Assignment of General Partners interests in Krupp Realty Park Place - Chicago Limited Partnership by The Krupp Corporation to Krupp Realty Limited Partnership-V dated March 15, 1989 [Exhibit 6 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

                     (10.6) Written Consent of Directors of The Krupp Corporation dated April 18, 1989 assigning beneficial interest in Park Place Apartments to Krupp Realty Park Place - Chicago Limited Partnership [Exhibit 7 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

                     (10.7) Management Agreement dated May 4, 1984 between Krupp Realty Limited Partnership-V, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management [Exhibit 10.18 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

                     (10.8) Loan Modification/Cancellation Agreement dated September 14, 1993 between South Chicago Bank, as Trustee, and Krupp Realty Park Place - Chicago Limited Partnership (File No. 0-11985).*

                     (10.9) Modification to mortgage note dated September 14, 1993 between South Chicago Bank, as Trustee, and Government National Mortgage Association (File No. 0-11985).*
                  (10.10) Modification of mortgage dated September 14, 1993 between South Chicago
                              Bank, as  Trustee, and Government National
                              Mortgage Association (File  No.
                               0-11985).*

                     (10.11) Regulatory Agreement for Multifamily Housing Projects dated September 14, 1993, between South

                              Chicago Bank, as Trustee, and Krupp Realty Park Place - Chicago Limited Partnership (File No. 0-11985).*

                     Century II Apartments

                     (10.12) Agreement of Sale, dated September 18, 1984 between the Partners of Century III Associates and Douglas Krupp and related exhibits including Mortgage Notes and Related Mortgages [Exhibit 1 to Registrant's Report on Form 8-K dated October 11, 1984 (File No. 0-11985)].*

                     (10.13) Assignment of Partnership Interest in Century III Associates dated October 10, 1984 by the Partners of Century III Associates to The Krupp Company Limited Partnership-II, The Krupp Corporation and Krupp Realty Limited Partnership-V [Exhibit 2 to Registrant's Report on Form 8-K dated October 11, 1984 (File No. 0-11985)].*

                     (10.14) Fifth, Sixth and Seventh Amended and Restated Limited Partnership Agreement of Century III Associates Limited Partnership [Exhibit 3 to Registrant's Report on Form 8-K dated October 11, 1984 (File No. 0-11985)].*

                     (10.15) Assignment of Beneficial Interest in Century III Associates from The Krupp Company Limited Partnership-II and The Krupp Corporation to Krupp Realty Limited Partnership-V. [Exhibit
                              10.32 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

                     (10.16) Management Agreement dated October 11, 1984 between Krupp Realty Limited Partnership-V, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management [Exhibit
                              10.33 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

                     (10.17) Third Amended and Restated Promissory Note dated April 27, 1989 between Century III Associates Limited Partnership and Bankers United Life Assurance Company. [Exhibit 8 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

                     (10.18) Third Amended and Restated Deed of Trust dated April 27, 1989 between Century III Associated Limited Partnership and Bankers United Life Assurance Company. [Exhibit 9 to Registrant's
                              Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

               *Incorporated by reference

   (c)         Reports on Form 8-K

               During the last quarter of the fiscal year ended December 31, 1995, the Partnership did not file any reports on Form 8-K.

                                    SIGNATURES



   Pursuant  to  the requirements  of Section  13 or  15(d) of  the Securities
   Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1996.

                      KRUPP REALTY LIMITED PARTNERSHIP-V

                                    By:  The  Krupp   Corporation,  a   General
                                         Partner



                                    By:  /s/Douglas Krupp
                                         Douglas Krupp, Co-Chairman
                                         (Principal Executive Officer)
                                         and Director of The Krupp Corporation

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March, 1996.

   Signatures                       Title(s)



   /s/Douglas Krupp                 Co-Chairman (Principal Executive Officer)
   Douglas Krupp                    and Director of  The Krupp Corporation,  a
                                    General Partner.



   /s/George Krupp                  Co-Chairman (Principal Executive Officer)
   George Krupp                     and Director of  The Krupp Corporation,  a
                                    General Partner.



   /s/Laurence Gerber               President of The Krupp Corporation, a
   Laurence Gerber                  General Partner.


   /s/Robert A. Barrows             Senior Vice President and Corporate
   Robert A. Barrows                Controller  of  the  Krupp Corporation  (a
                                    General Partner of the Registrant).

                                    APPENDIX A

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY




                        CONSOLIDATED FINANCIAL STATEMENTS
                               ITEM 8 OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1995

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE





   Report of Independent Accountants                                       F-3


   Consolidated Balance Sheets at December 31, 1995 and 1994               F-4


   Consolidated Statements of Operations for the years ended
   December 31, 1995, 1994 and 1993                                        F-5


   Consolidated Statements of Changes in Partners' Deficit for the years
   ended December 31, 1995, 1994 and 1993                                  F-6


   Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1994 and 1993                                        F-7


   Notes to Consolidated Financial Statements                       F-8 - F-14


   Schedule III - Real Estate and Accumulated Depreciation         F-15 - F-16



   All other schedules are omitted as they are not applicable, not required, or the information is provided in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




   To the Partners of
   Krupp Realty Limited Partnership-V and Subsidiary:

               We have audited the consolidated financial statements and consolidated financial statement schedule of Krupp Realty Limited Partnership-V and Subsidiary (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Realty Limited Partnership-V and Subsidiary as of December 31, 1995 and 1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended
   December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



   Boston, Massachusetts             COOPERS & LYBRAND L.L.P.
   February 6, 1996

                           KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                                      CONSOLIDATED BALANCE SHEETS
                                      December 31, 1995 and 1994


                                                ASSETS

                                                                     1995          1994

            Multi-family apartment complexes, net of
               accumulated depreciation of $34,745,814
               and $34,905,809, respectively (Note D)            $33,505,527   $38,419,783
            Cash and cash equivalents                              2,022,328       598,443
            Cash restricted for tenant security deposits             438,249       516,327
            Cash restricted for capital improvements (Note D)        729,508       919,047
            Prepaid expenses and other assets                      1,370,882     1,568,572
            Deferred expenses, net of accumulated
              amortization of $401,925 and $463,623,
              respectively (Note E)                                  489,238       582,008

                  Total assets                                   $38,555,732   $42,604,180



                                    LIABILITIES AND PARTNERS' DEFICIT

            Mortgage notes payable (Notes C and D)               $42,800,954   $47,390,488
            Accounts payable                                          37,435       370,107
            Accrued real estate taxes                              1,660,000     1,895,473
            Accrued expenses and other liabilities                 1,183,468     1,219,501
            Due to affiliates (Note E)                                34,327     1,266,260

                  Total liabilities                               45,716,184    52,141,829

            Commitments and contingencies (Note F)

            Partners' deficit (Note G):

               Investor Limited Partners
                  (35,200 Units outstanding)                      (6,550,285)   (8,903,710)

               Original Limited Partner                             (234,539)     (234,539)

               General Partners                                     (375,628)     (399,400)

                  Total Partners  deficit                         (7,160,452)   (9,537,649)

                  Total liabilities and Partners' deficit        $38,555,732   $42,604,180

                                 The accompanying notes are an integral
                             part of the consolidated financial statements.

                           KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Years Ended December 31, 1995, 1994 and 1993

                                                        1995         1994           1993
            Revenue:
               Rental (Note I)                      $13,695,050  $13,577,822    $13,524,281
               Interest income                          144,710       74,591        159,925

                  Total revenue                      13,839,760   13,652,413     13,684,206

            Expenses:
               Operating (Note E)                     3,732,763    4,103,984      4,469,090
               Maintenance                              895,329      941,189        871,079
               General and administrative (Note E)      170,943      141,403        120,758
               Real estate taxes                      2,201,309    2,101,222      2,169,575
               Management fees to an affiliate
                  (Note E)                              512,462      438,049        440,403
               Depreciation and amortization          3,405,153    3,421,941      4,125,915
               Interest (Note D)                      3,717,178    3,954,839      5,409,283

                  Total expenses                     14,635,137   15,102,627     17,606,103

               Loss before gain on sale of
                  property and extraordinary loss      (795,377)  (1,450,214)    (3,921,897)

            Gain on sale of property (Note C)         3,265,789         -              -

                  Income (loss) before
                     extraordinary loss               2,470,412   (1,450,214)    (3,921,897)

            Extraordinary loss from early
                  extinguishment of debt (Note D)       (93,215)        -              -

               Net income (loss) (Note J)           $ 2,377,197  $(1,450,214)   $(3,921,897)

            Allocation of net income (loss) (Note G):

               Investor Limited Partners
                  (35,200 Units outstanding)        $ 2,353,425  $(1,435,712)   $(3,882,678)

               Per Unit - Investor
                  Limited Partners:
                     Loss before gain on sale of
                        property and extraordinary
                        loss                        $    (22.37) $    (40.79)   $   (110.30)
                     Gain on sale of property             91.85         -              -
                     Extraordinary loss                   (2.62)        -              -
                     Net income                     $     66.86  $    (40.79)   $   (110.30)

               Original Limited Partner:
                     Loss before gain on sale of
                        property and extraordinary
                        loss                        $      -     $      -       $      -
                     Gain on sale of property              -            -              -
                     Extraordinary loss                    -            -              -
                     Net income                     $      -     $      -       $      -

               General Partners:
                     Loss before gain on sale of
                        property and extraordinary
                        loss                        $    (7,954) $   (14,502)   $   (39,219)
                     Gain on sale of property            32,658         -              -
                     Extraordinary loss                    (932)        -              -
                     Net income                     $    23,772  $   (14,502)   $   (39,219)

                                The accompanying notes are an integral
                            part of the consolidated financial statements.

                          KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                         For the Years Ended December 31, 1995, 1994 and 1993
                                            _____________


                                   Investor      Original                       Total
                                   Limited       Limited       General         Partners'
                                   Partners      Partner       Partners         Deficit

            Balance at
            December 31, 1992    $(3,559,384)   $(232,866)    $(345,400)     $(4,137,650)

            Distributions
            (Note H)                 (25,936)      (1,673)         (279)         (27,888)

            Net loss              (3,882,678)        -          (39,219)      (3,921,897)

            Balance at
            December 31, 1993     (7,467,998)    (234,539)     (384,898)      (8,087,435)

            Net loss              (1,435,712)        -          (14,502)      (1,450,214)

            Balance at
            December 31, 1994     (8,903,710)    (234,539)     (399,400)      (9,537,649)

            Net income             2,353,425         -           23,772        2,377,197

            Balance at
            December 31, 1995    $(6,550,285)   $(234,539)    $(375,628)     $(7,160,452)


                                The accompanying notes are an integral
                            part of the consolidated financial statements.

                          KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31, 1995, 1994 and 1993

                                                    1995          1994           1993
            Operating activities:

               Net income (loss)                $ 2,377,197   $(1,450,214)   $(3,921,897)
               Adjustments to reconcile
                 net income (loss) to net
                 cash provided by operating
                 activities:
                  Depreciation and amortization     3,405,153    3,421,941      4,125,915
                  Gain on sale of property         (3,265,789)        -              -
                  Extraordinary loss from early
                     extinguishment of debt            93,215         -              -
                  Amortization of mortgage
                     premium                             -            -           326,164
                  Decrease (increase) in cash
                     restricted for tenant
                     security deposits                 78,078       50,299        (44,789)
                  Decrease in prepaid expenses
                     and other assets                 197,690       42,165            425
                  Increase (decrease) in accounts
                      payable                        (143,652)    (412,993)       419,671
                  Increase (decrease) in accrued
                     real estate taxes               (235,473)     (30,880)        53,511
                  Increase (decrease) in accrued
                     expenses and other
                     liabilities                      (36,033)      70,505     (1,188,156)
                  Increase (decrease) in
                     due to affiliates             (1,231,933)    (119,068)       382,922

                     Net cash provided by
                        operating activities        1,238,453    1,571,755        153,766
            Investing activities:
               Additions to fixed assets           (1,539,727)  (3,016,777)    (1,619,113)
               Decrease (increase) in cash
                  restricted for capital
                  improvements                        189,539    1,361,295     (1,329,701)
               Net consideration received from
                  the sale of property              6,392,353         -              -
               Increase (decrease) in accounts
                  payable related to fixed
                  asset additions                    (189,020)      77,846        111,174
                     Net cash provided by (used
                        in) investing activities    4,853,145   (1,577,636)    (2,837,640)

            Financing activities:
               Proceeds from mortgage note
                 payable                                 -            -        33,000,000
               Repayment of mortgage notes
                 payable                           (4,050,721)        -       (32,626,898)
               Payment of prepayment premium          (78,179)        -              -
               Principal payments on
                 mortgage notes payable              (538,813)    (542,839)      (303,868)
               Increase in deferred expenses             -         (12,138)      (316,471)
               Distributions                             -            -           (27,888)
                     Net cash used in
                        financing activities       (4,667,713)    (554,977)      (275,125)
            Net increase (decrease) in
               cash and cash equivalents            1,423,885     (560,858)    (2,958,999)
            Cash and cash equivalents,
               beginning of year                      598,443    1,159,301      4,118,300
            Cash and cash equivalents,
               end of year                        $ 2,022,328  $   598,443   $  1,159,301

                                 The accompanying notes are an integral
                             part of the consolidated financial statements.

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   A.   Organization

        Krupp Realty Limited Partnership-V ("KRLP-V") was formed on June 16, 1983 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KRLP-V terminates on December 31, 2020, unless earlier terminated upon the sale of the last of KRLP-V's properties or the occurrence of certain other events as set forth in the Partnership Agreement. KRLP-V issued all of the General Partner Interests to two General Partners in exchange for capital contributions aggregating $1,000. The Krupp Corporation (a Massachusetts corporation) and The Krupp Company Limited Partnership-II (a Massachusetts limited partnership) are the General Partners of KRLP-V. Except under certain limited circumstances upon termination of KRLP-V, the General Partners are not required to make any additional capital contributions. KRLP-V has also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II in exchange for a capital contribution of $4,000.

        On September 6, 1983, KRLP-V commenced the marketing and sale of units of Investor Limited Partner Interest ("Units") for $1,000 per unit. The public offering was closed on December 2, 1983 at which time a total of 35,200 Units had been sold for $35,200,000.

        On March 20, 1989 the General Partners formed Krupp Realty Park Place-Chicago Limited Partnership ("Realty-V") as a prerequisite for the refinancing of Park Place Tower Apartments ("Park Place"). At the same time the General Partners transferred ownership of Park Place to Realty-V. The General Partner of Realty-V is The Krupp Corporation ("Krupp Corp."). The Limited Partner of Realty-V is
        KRLP-V. Krupp Corp. has beneficially assigned its interest in Realty-V to KRLP-V. KRLP-V and Realty-V are collectively known as Krupp Realty Limited Partnership-V and Subsidiary (collectively referred to herein as the "Partnership").

   B.   Significant Accounting Policies

        The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note J).

         Basis of Presentation

         The  consolidated  financial  statements  present  the  consolidated
         assets,  liabilities  and  operations  of   the  Partnership.    All
         intercompany balances and transactions have been eliminated.

         Risks and Uncertainties

         The  Partnership invests its  cash primarily  in deposits  and money
         market  funds with  commercial  banks.    The  Partnership  has  not
         experienced any losses to date on its invested cash.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash Equivalents

         The Partnership includes all short-term investments with maturities of three months or less at the date of acquisition in cash and cash equivalents. The cash investments are recorded at cost, which approximates current market values.

         Rental Revenues

         Leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis. Leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are also recorded on the accrual basis, but are billed in arrears. Minimum rental revenue for long term commercial leases is recognized on a straight-line basis over the life of the related lease.

         Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related assets as follows:

               Buildings and improvements                        5-25 years
               Appliances, carpeting and equipment               3-5 years

         Impairment of Long-Lived Assets

        In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

        The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are impaired.

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

        Reclassification

        Certain prior year balances have been reclassified to conform with the current year consolidated financial statement presentation.

   C.   Disposition of Real Estate Investment

        On July 19, 1995, the Partnership sold Marine Terrace Apartments, a 187 unit apartment complex located in Chicago, Illinois, for cash proceeds and other considerations which totalled $6,436,505. Proceeds from the sale were used to pay closing costs of $44,152, to repay the existing mortgage note on the property of $4,050,721 and to satisfy other Partnership liabilities. For financial reporting purposes the Partnership realized a gain of $3,265,789 on the sale. The gain was calculated as the difference between net consideration received less net book value of the property.

   D.   Mortgage Notes Payable

        Substantially all of the properties owned by the Partnership is pledged as collateral for the mortgage notes outstanding at December 31, 1995 and 1994 which consisted of the following:

                                                                  Annual
                                              Principal          Interest
                   Property              1995          1994        Rate    Maturity Date

               Century II
               Apartments            $10,590,450   $10,715,999    10.625%  May 1, 1999

               Marine Terrace
               Apartments                   -        4,098,302    10.5%         -

               Park Place
               Tower Apartments       32,210,504    32,576,187     6.75%   May 1, 2024

                  Total              $42,800,954   $47,390,488

        Century II Apartments

        The property  is subject  to a  non-recourse first  mortgage note  of
        $11,000,000, which is payable in equal monthly installments of principal
        and interest of $104,844, based on a 25-year amortization schedule. The note matures on May 1, 1999, at which point all unpaid principal (approximately $10,077,000) and any accrued interest is due. The note may be prepaid, in whole, beginning May 1, 1994, subject to a prepayment premium equal to 10% of the outstanding balance. Beginning June 1, 1994 the prepayment premium shall equal 10% of the outstanding principal balance, less 0.185% of the outstanding balance per each calendar month expired after June 1, 1994. There shall be no prepayment premium for any prepayment made during the six month period prior to the maturity date of the note.

        Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long term debt is approximately $13,300,000.

        Marine Terrace Apartments

        In conjunction with the sale of the property on July 19, 1995, the Partnership prepaid the non-recourse first mortgage note of $4,050,721. As a result of the retirement of debt, the Partnership incurred a prepayment premium of $78,179. The prepayment premium, as well as unamortized deferred mortgage costs of $15,036, are reported in the Statement of Operations as an extraordinary loss from early extinguishment of debt.

        Park Place Tower Apartments

        The property is subject to a non-recourse mortgage note of $33,000,000, dated September 15, 1993, held by the U.S. Department of Housing and Urban Development ("HUD"). The note is payable in equal monthly installments of principal and interest of $212,783, based on a 31-year amortization. At maturity, all unpaid principal (approximately $1,457,000) and any accrued interest is due. The note may not be prepaid prior to October 1, 1998. In the event prepayment of principal occurs any time after this date, a prepayment premium shall be due, based on a declining premium rate of 5% to 0% of the outstanding principal balance over a period of 5 years. As stipulated in the regulatory agreement with HUD, the Partnership makes monthly deposits of $17,743 in an established reserve for replacements to be used for improvements. Under the terms of the loan, HUD restricts the distribution of funds to Surplus Cash, as defined by HUD in the regulatory agreement.

        Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $28,600,000.

        The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2000 are $527,285, $569,802, $615,927, $10,614,413 and $509,135.

        During the years ended December 31, 1995, 1994 and 1993, the Partnership paid $3,555,694, $3,792,109 and $6,124,243 of interest on its mortgage notes, respectively.

   E.   Related Party Transactions

        Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the limited partners.

        Amounts accrued or paid to the General Partners or their affiliates during the years ended December 31, 1995, 1994 and 1993 were as follows:

                                        1995        1994          1993

            Property management
                fees                  $512,462    $438,049      $440,403

            Expense
               reimbursements          267,147     435,467       443,303

            Charged to
               operations             $779,609    $873,516      $883,706

        Due to affiliates consists of the following as of December 31, 1995 and 1994:

                                                      1995            1994
                 Property management fees          $     -         $  739,200
                 Expense reimbursements                34,327         527,060
                                                   $   34,327      $1,266,260

        In addition to the amounts above, during 1994 and 1993 costs of $14,083 and $27,658 respectively, were accrued or paid to the General Partners or their affiliates. These costs related to refinancing the debt on the Partnership's properties.

   F.   Legal Proceeding

        The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place. The central issue of the complaint was whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first day of the month. The ordinance in question limited late fee charges to $10 per month if the rent was more than 5 days late. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, Plaintiffs seek statutory damages of two months rent per lease violation plus reasonable attorneys' fees. To be eligible for such punitive damages Plaintiffs must prove that the Defendant deliberately used a provision prohibited by the ordinance.

        During 1994, the Court ruled in favor of the Defendant, and accepted the Partnership's Motion to Dismiss the Plaintiffs' Third Amended Complaint. The Plaintiffs have filed an appeal with the Appellate Court of Illinois, First District, which is pending. Although management believes that the defendant will prevail on the issue of statutory damages, the ultimate outcome of this litigation, including an estimate of any potential loss, cannot be presently determined and accordingly no provision for loss has been made in the accompanying consolidated financial statements.

   G.   Partners' Deficit

        Under the terms of the Partnership Agreement, losses from operations are allocated 99% to the Investor Limited Partners and 1% to the General Partners and profits from operations are allocated 93% to the Investor Limited Partners, 6% to the Original Limited Partner and 1% to the General Partners until such time that the Investor Limited Partners have received a return of their total invested capital plus a 9% per annum cumulative return thereon and thereafter, 65% to the Investor Limited Partners, 28% to the Original Limited Partner and 7% to the General Partners. Profits or losses from capital transactions are allocated in accordance with the Partnership Agreement.

        Under the Partnership Agreement, cash distributions are generally made on the same basis as the allocations of profits described above. Pursuant to the Partnership Agreement, proceeds from Capital
        Transactions shall first be applied to the payment of all debts and liabilities of the Partnership and second to fund reserves for contingent liabilities. The remaining net cash proceeds shall then be distributed in accordance with the Partnership Agreement.

        As   of  December   31,   1995   the  following   cumulative   partner
        contributions and allocations have  been made  since inception of  the
        Partnership:

                                  Investor      Original
                                  Limited       Limited     General
                                 Partners      Partner     Partners      Total

        Capital contributions   $ 35,200,000   $   4,000   $   1,000   $35,205,000

         Syndication costs         (4,501,000)       -           -      (4,501,000)

        Cash distributions        (4,099,303)   (251,479)    (41,912)    (4,392,694)

         Net gains on capital
            transactions             6,674,964        -         67,424   6,742,388

         Net income (loss)
           before capital
           transactions           (39,824,946)     12,940    (402,140)   (40,214,146)

         Balance at

           December 31, 1995       $ (6,550,285)  $(234,539)  $(375,628)  $(7,160,452)

   H.   Distributions

        During 1993, the Partnership distributed $27,888 which was equivalent to the required withholding tax for the state of Maryland which arose from the sale of Fieldcrest Apartments. This amount was paid to the state of Maryland for the benefit of all Partners.

   I.   Future Base Rents Due Under Commercial Operating Leases

        Future base rent receivable under commercial operating leases for the years 1996 through 2000 are as follows:

                                      1996                  $124,251
                                      1997                  $ 97,254
                                      1998                  $ 69,228
                                      1999                  $ 69,639
                                      2000                  $ 70,902
                                      Thereafter            $347,187

   J.   Federal Income Taxes

        The reconciliations of the income (loss) reported  in the accompanying
        Consolidated Statement of Operations with the net income (loss) reported in the Partnership's federal income tax return for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                1995           1994         1993

          Net income (loss) per Consolidated
             Statement of Operations          $2,377,197    $(1,450,214)  $(3,921,897)

           Difference between book and tax
              depreciation                            540          5,917   (6,885)

           Difference between book and tax
               gain on sale of property            962,454           -           -


            Net income (loss) for federal
               income tax purposes              $3,340,191    $(1,444,297) $(3,928,782)

   The allocation of the net loss for federal income tax purposes for 1995 is as follows:

                                               Portfolio      Passive
                                                 Income       Income          Total

                 General Partners              $  1,447     $   31,955     $   33,402

                 Original Limited Partner          -              -              -

                 Investor Limited Partners      143,263      3,163,526      3,306,789

                                               $144,710     $3,195,481     $3,340,191


      During the years ended December 31, 1995, 1994 and 1993 the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes was $93.94, ($40.62) and $(111.61), respectively.

                         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                         December 31, 1995

                                                                           Costs
                                                                        Capitalized
                                                                        Subsequent to
                                         Initial cost to Partnership    Acquisition
                                                       Buildings &      Buildings &   Depreciable
     Description        Encumbrances         Land      Improvements     Improvements      Life

   Century II Apts
   Cockeysville,
   Maryland             $10,590,450      $1,049,868    $13,948,246      $ 2,979,165   3 to 25 Yrs.

   Park Place Apts
   Chicago, Illinois     32,210,504       2,877,561     38,230,448        9,166,053   3 to 25 Yrs.

       TOTAL            $42,800,954      $3,927,429    $52,178,694      $12,145,218

                                Gross Amounts Carried at
                                    End of Year
                                     Buildings                                 Year
                                        and                    Accumulated   Construction   Year
     Description          Land      Improvements      Total    Depreciation   Completed   Acquired

   Century II Apts
   Cockeysville,
   Maryland            $1,049,868   $16,927,411    $17,977,279   $ 9,817,661    1971        1984

   Park Place Apts
   Chicago,
   Illinois             2,877,561    47,396,501     50,274,062    24,928,153    1973        1984

      TOTAL            $3,927,429   $64,323,912    $68,251,341   $34,745,814

                          KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             (Continued)

                                          December 31, 1995



 Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1995:


                                             1995              1994           1993
               Real Estate
               Balance at
               beginning of year          $73,325,592      $70,308,815     $68,689,702

               Acquisitions and
               improvements                 1,539,727        3,016,777       1,619,113

               Sale of property            (6,613,978)          -               -

               Balance at
               end of year                $68,251,341      $73,325,592     $70,308,815



               Accumulated Depreciation

               Balance at
               beginning of year          $34,905,809      $31,569,120     $28,403,204

               Depreciation expense         3,327,419        3,336,689       3,165,916

               Sale of property            (3,487,414)          -               -

               Balance at end of year     $34,745,814      $34,905,809     $31,569,120


    Note: The aggregate cost of the Partnership's real estate for federal income tax purposes was $68,255,163, and the aggregate accumulated depreciation for federal income tax purposes was $43,097,392, at December 31, 1995.