Form 10-Q
period 1996-03-31
KRUPP REALTY LTD PARTNERSHIP V
filed 1996-05-07
CIK 721799

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1996

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

                          PART I.  FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                      ASSETS

                                                                  March 31,     December 31,
                                                                      1996          1995

            Multi-family apartment complexes, net of
               accumulated depreciation of $35,532,827
               and $34,745,814, respectively                      $32,939,732   $33,505,527
            Cash and cash equivalents                               1,923,068     2,022,328
            Cash restricted for tenant security deposits              434,353       438,249
            Cash restricted for capital improvements                  784,247       729,508
            Prepaid expenses and other assets                         936,612     1,370,882
            Deferred expenses, net of accumulated
               amortization of $418,727 and $401,925,
               respectively                                           472,436       489,238

                  Total assets                                    $37,490,448   $38,555,732


                                      LIABILITIES AND PARTNERS' DEFICIT

            Mortgage notes payable                                $42,672,105   $42,800,954
            Accounts payable                                           32,849        37,435
            Accrued real estate taxes                               1,260,344     1,660,000
            Accrued expenses and other liabilities                  1,178,729     1,183,468
            Due to affiliates (Note 4)                                 22,966        34,327

                  Total liabilities                                45,166,993    45,716,184

            Commitments and contingencies (Note 2)

            Partners' deficit (Note 3):

               Investor Limited Partners
                  (35,200 Units outstanding)                       (7,038,508)   (6,550,285)

               Original Limited Partner                              (257,249)     (234,539)

               General Partners                                      (380,788)     (375,628)

                  Total Partners' deficit                          (7,676,545)   (7,160,452)

                  Total liabilities and Partners' deficit         $37,490,448   $38,555,732

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                 For the Three Months
                                                                   Ended March 31,
                                                                  1996          1995

            Revenue:
               Rental                                          $3,244,810    $3,581,165
               Interest income                                     39,827        20,340

                  Total revenue                                 3,284,637     3,601,505

            Expenses:
               Operating (Note 4)                                 980,615       973,525
               Maintenance                                        136,021       153,426
               General and administrative (Note 4)                 35,662        23,122
               Real estate taxes                                  483,823       591,266
               Management fees (Note 4)                           117,946       120,157
               Depreciation and amortization                      803,815       856,745
               Interest                                           864,354       981,420

                  Total expenses                                3,422,236     3,699,661

            Net loss                                           $ (137,599)   $  (98,156)

            Allocation of net loss (Note 3):

               Investor Limited Partners
                  (35,200 Units outstanding)                   $ (136,223)   $  (97,174)

               Per Unit of Investor Limited Partner
                  Interest                                     $    (3.87)   $    (2.76)

               Original Limited Partner                        $      -      $      -

               General Partners                                $   (1,376)   $     (982)


                      The accompanying notes are an integral
                  part of the consolidated financial statements.
                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Three Months
                                                                      Ended March 31,
                                                                     1996        1995

            Operating activities:
              Net loss                                            $ (137,599) $  (98,156)
              Adjustments to reconcile net loss to net cash
                 provided by operating activities:
              Depreciation and amortization                          803,815     856,745
              Decrease in cash restricted for tenant
                 security deposits                                     3,896          88
              Decrease in prepaid expenses and other assets          434,270     507,154
              Decrease in accrued real estate taxes                 (399,656)   (406,115)
              Decrease in accounts payable                           (25,941)   (102,662)
              Decrease in accrued expenses and other
                 liabilities                                          (4,739)    (20,317)
              Decrease in due to affiliates                          (11,361)    (35,419)

                    Net cash provided by operating
                      activities                                     662,685     701,318

            Investing activities:
              Additions to fixed assets                             (221,218)   (123,541)
              Decrease (increase) in cash restricted for
                 capital improvements                                (54,739)    231,944
              Increase (decrease) in accounts payable related
                  to fixed asset additions                            21,355     (55,489)
                    Net cash provided by (used in)
                       investing activities                         (254,602)     52,914

            Financing activities:
              Principal payments on mortgage notes payable          (128,849)   (142,759)
              Distributions                                         (378,494)       -

                    Net cash used in financing activities           (507,343)   (142,759)

            Net increase (decrease) in cash and cash
                 equivalents                                         (99,260)    611,473

            Cash and cash equivalents, beginning of period         2,022,328     598,443

            Cash and cash equivalents, end of period              $1,923,068  $1,209,916


                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   (1)  Accounting Policies

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-V and Subsidiary (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's Annual Report on
        Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

        In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1996, and its results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

        The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

        During 1994, the Court ruled in favor of the Defendant, and accepted the Partnership's Motion to Dismiss the Plaintiff's Third Amended Complaint. The Plaintiffs have filed an appeal with the Appellate Court of Illinois, First District, which is pending. Although management believes that the Defendant will prevail on the issue of statutory damages, the ultimate outcome of this litigation, including an estimate of any potential loss, cannot be presently determined and accordingly no provision for loss has been made in the accompanying consolidated financial statements.


   (3)  Changes in Partners' Deficit

        A summary of changes in Partners' deficit for the three months ended March 31, 1996 is as follows:


                                      Investor     Original                  Total
                                      Limited      Limited     General      Partners'
                                      Partners     Partner     Partners      Deficit
                 Balance at
                 December 31, 1995   $(6,550,285) $(234,539)  $(375,628)   $(7,160,452)

                 Net loss               (136,223)      -         (1,376)      (137,599)

                 Distributions          (352,000)   (22,710)     (3,784)      (378,494)

                 Balance at
                 March 31, 1996      $(7,038,508) $(257,249)  $(380,788)   $(7,676,545)

   (4)  Related Party Transactions

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

        Amounts accrued or paid to the General Partners or their affiliates were as follows:

                                                     For the Three Months
                                                        Ended March 31,
                                                       1996        1995
           Property management fees                  $117,946    $120,157

           Expense reimbursements                      74,597      37,389

              Charged to operations                  $192,543    $157,546

        Due to affiliates consists of the following:

                                                     March 31,   December 31,
                                                        1996         1995

         Property management fees                    $  2,494    $ 15,774

         Expense reimbursements                        20,472      18,553

                                                     $ 22,966    $ 34,327

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY


   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operating performance of its real estate investments. Such ability would also be impacted by the future availability of bank borrowing sources as current debt matures. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service, capital improvements and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In 1995, the General Partners determined that there was sufficient Cash Flow and working capital reserves to reinstate semi-annual distributions. These distributions commenced in the first quarter of 1996 at an annual rate of $20.00 per Unit.

   The Partnership's major capital improvement project, the repair of Park Place's building facade, was completed in the fourth quarter of 1995. The external improvements, along with extensive interior improvements, were funded from established reserves and cash generated by the property. The completion of these improvements has greatly enhanced the appearance of the property and has resulted in both increased rents and occupancy. The Partnership's properties, Century and Park Place, are anticipated to spend approximately $2,280,000 for capital improvements in 1996 to remain competitive in their respective markets. Again, the Partnership expects to fund these improvements from established reserves and cash generated from the properties.

   Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the three months ended March 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                  Rounded to $1,000

               Net loss for tax purposes                              $(142,000)

               Items not requiring or (requiring)
                the use of operating funds:
                  Tax basis depreciation and amortization               809,000
                  Principal payments on mortgage notes payable         (129,000)
                  Expenditures for capital improvements                (221,000)
                  Working capital reserves                             (128,000)

                  Cash Flow                                           $ 189,000


   Operations

   The following discussion relates to the operations of the Partnership and its properties (Park Place and Century II Apartments) for the three months ended March 31, 1996 and 1995. The sale of Marine Terrace in July, 1995, significantly impacts the comparability of the Partnership's operations between the two three-month periods.

   Cash Flow, net of working capital reserves and Marine Terrace, has decreased for the three months ended March 31, 1996 as compared to the same period in 1995 due to an increase in capital improvements at Park Place. Net loss also increased within these two periods as the increase in total expenses more than offset the increase in total revenue. Rental rates at Park Place increased during the second half of 1995 and rental rates at Century are anticipated to increase during the second quarter of 1996. These increases in rental rates as well as higher occupancy at Park Place in 1996 continue to favorably impact rental revenues of the Partnership. Interest income for the Partnership increased in 1996 due to a rise in short-term interest rates coupled with an increase in investments in cash and cash equivalents as a result of the sale of Marine Terrace in the third quarter of 1995.

   Total expenses, net of expenses relating to Marine Terrace, have remained relatively stable with the exception of operating and real estate tax expenses. The increase in operating expense is attributable to both increased leasing and advertising at Park Place and an increase in utilities due to higher gas consumption at Park Place and Century as a result of adverse weather conditions in 1996. Real estate taxes decreased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of a refund on Park Place's prior year's real estate
  tax  bill  received  in  the  first  quarter  of  1996.   The  increase  in
   depreciation expense is directly related to the extensive capital improvement program at Park Place which was completed in the fourth quarter of 1995.

   General

   In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

   The Partnership's investments in properties are carried at cost less accumulated depreciation, unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.
                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

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

      During 1994, the Court ruled in favor of the Defendant, and accepted the Partnership's Motion to Dismiss the Plaintiff's Third Amended Complaint. The Plaintiffs have filed an appeal with the Appellate Court of Illinois, First District, which is pending. Although management believes that the Defendant will prevail on the issue of statutory damages, the ultimate outcome of this litigation, including an estimate of any potential loss, cannot be presently determined and accordingly no provision for loss has been made in the accompanying consolidated financial statements.

   Item 2.     Changes in Securities
               Response:  None

   Item 3.     Defaults upon Senior Securities
               Response:  None

   Item 4.    Submission of Matters to a Vote of Security Holders
              Response:  None

   Item 5.    Other Information
              Response:  None

   Item 6.    Exhibits and Reports on Form 8-K
              Response:  None

                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     Krupp Realty Limited Partnership-V
                       (Registrant)

                     BY:   /s/Robert A. Barrows
                           Robert A. Barrows
                           Treasurer and Chief Accounting Officer of the Krupp Corporation, a General Partner.



   DATE:  May 1, 1996