Form 10-Q
period 1996-06-30
KRUPP REALTY LTD PARTNERSHIP V
filed 1996-08-05
CIK 721799

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996

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

                       PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

              KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                     June 30,     December 31,
                                                       1996           1995

Multi-family apartment complexes, net of
   accumulated depreciation of $36,339,535
   and $34,745,814, respectively                    $32,475,436   $33,505,527
Cash and cash equivalents                             2,267,736     2,022,328
Cash restricted for tenant security deposits            418,208       438,249
Cash restricted for capital improvements                644,556       729,508
Prepaid expenses and other assets                     1,406,376     1,370,882
Deferred expenses, net of accumulated
   amortization of $435,529 and $401,925,
   respectively                                         455,634       489,238

      Total assets                                  $37,667,946   $38,555,732


                        LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable                              $42,540,740   $42,800,954
Accounts payable                                          5,050        37,435
Accrued real estate taxes                             1,675,344     1,660,000
Accrued expenses and other liabilities                1,180,500     1,183,468
Due to affiliates (Note 4)                                 -           34,327

      Total liabilities                              45,401,634    45,716,184

Commitments and contingencies (Note 2)

Partners' deficit (Note 3):

   Investor Limited Partners
      (35,200 Units outstanding)                     (7,095,080)   (6,550,285)

   Original Limited Partner                            (257,249)     (234,539)

   General Partners                                    (381,359)     (375,628)

      Total Partners' deficit                        (7,733,688)   (7,160,452)

      Total liabilities and Partners' deficit       $37,667,946   $38,555,732

                   The accompanying notes are an integral
               part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Three Months      For the Six Months
                                             Ended June 30,            Ended June 30,
                                         1996           1995          1996         1995
Revenue:
  Rental                              $3,391,375     $3,652,061    $6,636,185   $7,233,226
  Interest income                         40,553         35,064        80,380       55,404

    Total revenue                      3,431,928      3,687,125     6,716,565    7,288,630

Expenses:
  Operating (Note 4)                     926,581        926,613     1,907,196    1,900,138
  Maintenance                            257,370        280,240       393,391      433,666
  General and administrative (Note 4)     11,374         37,392        47,036       60,514
  Real estate taxes                      483,811        591,012       967,634    1,182,278
  Management fees (Note 4)               124,749        138,975       242,695      259,132
  Depreciation and amortization          823,510        875,884     1,627,325    1,732,629
  Interest                               861,676        978,437     1,726,030    1,959,857

    Total expenses                     3,489,071      3,828,553     6,911,307    7,528,214

Net loss                              $  (57,143)    $ (141,428)   $ (194,742)  $ (239,584)

Allocation of net loss (Note 3):

  Investor Limited Partners
    (35,200 Units outstanding)        $  (56,572)    $ (140,014)   $ (192,795)  $ (237,188)

  Per Unit of Investor Limited
    Partner Interest                  $    (1.61)    $    (3.98)   $    (5.48)  $    (6.74)

  Original Limited Partner            $     -        $     -       $     -      $     -

  General Partners                    $     (571)    $   (1,414)   $   (1,947)  $   (2,396)

                   The accompanying notes are an integral
               part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Six Months
                                                           Ended June 30,
                                                        1996         1995

Operating activities:
   Net loss                                          $ (194,742)  $ (239,584)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
    Depreciation and amortization                     1,627,325    1,732,629
    Decrease in cash restricted for tenant
      security deposits                                  20,041        2,129
    Decrease (increase) in prepaid expenses
      and other assets                                  (35,494)      76,038
    Decrease in accounts payable                        (35,409)    (112,317)
    Increase in accrued real estate taxes                15,344      103,135
    Increase (decrease) in accrued expenses and
      other liabilities                                  (2,968)       2,001
    Decrease in due to affiliates                       (34,327)    (205,333)

      Net cash provided by operating activities       1,359,770    1,358,698

Investing activities:
   Additions to fixed assets                           (563,630)    (595,518)
   Decrease in cash restricted for capital
      improvements                                       84,952      237,484
   Increase in accounts payable
      related to fixed asset additions                    3,024       80,056

      Net cash used in investing activities            (475,654)    (277,978)

Financing activities:
   Principal payments on mortgage notes payable        (260,214)    (288,460)
   Distribution                                        (378,494)        -

      Net cash used in financing activities            (638,708)    (288,460)


Net increase in cash and cash equivalents               245,408      792,260

Cash and cash equivalents, beginning of period        2,022,328      598,443

Cash and cash equivalents, end of period             $2,267,736   $1,390,703

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

    In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. Certain prior year balances have been reclassified to conform with current period financial statement presentation.
    The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Legal Proceeding

    The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place. The central issue of the complaint was whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, Plaintiffs seek statutory damages of two months rent per lease violation plus reasonable attorneys' fees. To be eligible for punitive damages Plaintiffs must prove that the Defendant deliberately used a provision prohibited by the ordinance.

    During 1994, the Court ruled in favor of the Defendant, and accepted the Partnership's Motion to Dismiss the Plaintiff's Third Amended Complaint. The Plaintiffs filed an appeal with the Appellate Court of Illinois, First District, which reversed the trial court in July, 1996, remanding the case to the lower court for trial. Although management believes that the Defendant will prevail on the issue of statutory damages, the ultimate outcome of this litigation, including an estimate of any potential loss, cannot be presently determined and accordingly no provision for loss has been made in the accompanying consolidated financial statements.

(3) Changes in Partners' Deficit

    A summary of changes in Partners' deficit for the six months ended June 30, 1996 is as follows:

                         Investor      Original                  Total
                         Limited       Limited     General      Partners'
                         Partners      Partner     Partners      Deficit

    Balance at
      December 31, 1995 $(6,550,285)  $(234,539)   $(375,628)  $(7,160,452)

    Net loss               (192,795)       -          (1,947)     (194,742)

    Distribution           (352,000)    (22,710)      (3,784)     (378,494)

    Balance at
      June 30, 1996     $(7,095,080)  $(257,249)   $(381,359)  $(7,733,688)

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

    Amounts accrued or paid to the General Partners or their affiliates were as follows:

                                    For the Three Months    For the Six Months
                                       Ended June 30,          Ended June 30,
                                      1996        1995        1996      1995

       Property management fees     $124,749    $138,975    $242,695  $259,132

       Expense reimbursements         64,696      74,670     139,293   112,058

          Charged to operations     $189,445    $213,645    $381,988  $371,190

   Due to affiliates consists of the following:

                                                         June 30,  December 31,
                                                           1996        1995

       Property management fees                          $   -     $    15,774

       Expense reimbursements                                -          18,553

                                                         $   -     $    34,327

              KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

The Partnership's major capital improvement project, the repair of Park Place's building facade, was completed in the fourth quarter of 1995. The external improvements, along with extensive interior improvements, were funded from established reserves and cash generated by the property. The completion of these improvements has greatly enhanced the appearance of the property and has resulted in both increased rents and occupancy. The Partnership's properties, Century II and Park Place, are anticipated to spend approximately $2,272,000 for capital improvements in 1996 to remain competitive in their respective markets. Again, the Partnership expects to fund these improvements from established reserves and cash generated from the properties.

Cash Flow

Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the six months ended June 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                          Rounded to $1,000

    Net loss for tax purposes                                $ (185,000)

    Items not requiring or (requiring)
     the use of operating funds:
       Tax basis depreciation and amortization               1,617,000

       Principal payments on mortgage notes payable            (260,000)

       Expenditures for capital improvements                   (564,000)
       Additions to working capital reserves                   (230,000)

       Cash Flow                                             $  378,000

              KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY


Operations

The following discussion relates to the operations of the Partnership and its properties (Park Place and Century II Apartments) for the three and six months ended June 30, 1996 and 1995. The sale of Marine Terrace in July, 1995, significantly impacts the comparability of the Partnership's operations between the three and six month periods.

Cash flow, before additions to working capital reserves and after giving affect to the sale of Marine Terrace Apartments, has increased for the six months ended June 30, 1996 as compared to the same period in 1995 due to increased capital improvements at Park Place in 1995. Net loss decreased for the three and six months ended June 30, 1996 as compared to the same period in 1995, as an increase in total revenue more than offset the increase in total expenses. Strong occupancy at Park Place along with steady market conditions in Chicago have favorably impacted the
Partnership's revenue throughout the first half of 1996.   This, along with
a rise in rental rates at Park Place during the second half of 1995 resulted in an increase in total revenue for the three and six months ended June 30, 1996 as compared to the same period in 1995. Interest income for the Partnership increased in 1996 due to a rise in short-term interest rates coupled with an increase in investments in cash and cash equivalents as a result of the sale of Marine Terrace in the third quarter of 1995.

Total expenses for the three and six months ended June 30, 1996 as compared to the same period in 1995, after giving affect to the sale of Marine Terrace Apartments, have remained relatively stable with the exception of operating, maintenance, and real estate tax expenses. The increase in operating expense in comparing the two periods is attributable to increased utility usage due to adverse weather conditions in the first quarter of 1996 as well as increases in occupancy at Park Place and Century, causing higher gas consumption. Additionally, operating expense increased as a result of prior years' insurance refunds received in the second quarter of 1995, along with a rise in expenses incurred in connection with the operation of the Partnership and its properties, including computer, accounting, travel, insurance, legal and payroll costs. Catwalk repairs were completed at Century during the second quarter of 1995 resulting in a decrease in maintenance expense for the Partnership in 1996. Real estate taxes decreased for the three and six months ended June 30, 1996 as compared to the same period in 1995 as a result of refunds on Park Place's prior years' real estate tax bill received in the first and second quarters of 1996. The increase in depreciation expense is directly related to the extensive capital improvement program at Park Place which was completed in the fourth quarter of 1995.

General

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

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

              KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
    The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place. The central issue of the complaint was whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first day of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, Plaintiffs seek statutory damages of two months rent per lease violation plus reasonable attorneys' fees. To be eligible for punitive damages Plaintiffs must prove that the Defendant deliberately used a provision prohibited by the ordinance.

    During 1994, the Court ruled in favor of the Defendant, and accepted the Partnership's Motion to Dismiss the Plaintiff's Third Amended Complaint. The Plaintiffs filed an appeal with the Appellate Court of Illinois, First District, which reversed the trial court in July, 1996, remanding the case to the lower court for trial. Although management believes that the Defendant will prevail on the issue of statutory damages, the ultimate outcome of this litigation, including an estimate of any potential loss, cannot be presently determined and accordingly no provision for loss has been made in the accompanying consolidated financial statements.

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

                   Krupp Realty Limited Partnership-V
                           (Registrant)

                   BY:   /s/Robert A. Barrows
                         Robert A. Barrows
                         Treasurer and Chief Accounting Officer of the Krupp Corporation, a General Partner.

DATE:  July  , 1996