Form 10-Q
period 1996-09-30
KRUPP REALTY LTD PARTNERSHIP V
filed 1996-11-06
CIK 721799

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549


                      FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996

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

               PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

      KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                 CONSOLIDATED BALANCE SHEETS


                           ASSETS

                                        September 30,  December 31,
                                            1996           1995

Multi-family apartment complexes, net of
accumulated depreciation of $37,172,929
and $34,745,814, respectively           $32,210,528    $33,505,527
Cash and cash equivalents                 2,209,741      2,022,328
Cash restricted for tenant security
   deposits                                 376,832        438,249
Cash restricted for capital improvements    644,449        729,508
Prepaid expenses and other assets         1,026,878      1,370,882
Deferred expenses, net of accumulated
amortization of $452,331 and $401,925,
respectively                                438,832        489,238

Total assets                            $36,907,260    $38,555,732


              LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable                  $42,406,807    $42,800,954
Accounts payable                              2,122         37,435
Accrued real estate taxes                 1,245,000      1,660,000
Accrued expenses and other liabilities    1,154,261      1,183,468
Due to affiliates (Note 5)                     -            34,327

Total liabilities                        44,808,190     45,716,184

Commitments and contingencies (Note 3)

Partners' deficit (Note 4):

Investor Limited Partners
(35,200 Units outstanding)               (7,238,930)    (6,550,285)

Original Limited Partner                   (278,967)      (234,539)

General Partners                           (383,033)      (375,628)

Total Partners' deficit                  (7,900,930)    (7,160,452)

Total liabilities and Partners' deficit $36,907,260    $38,555,732

           The accompanying notes are an integral
       part of the consolidated financial statements.

            KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                           For the Three Months EndedFor the Nine Months Ended
                                September 30,              September 30,
                              1996          1995         1996         1995

Revenue:
 Rental                   $3,395,929    $3,324,815   $10,032,114   $10,558,041
 Interest income              39,917        37,120       120,297        92,524

    Total revenue          3,435,846     3,361,935    10,152,411    10,650,565

Expenses:
 Operating (Note 5)          998,402       961,681     2,905,598     2,861,819
 Maintenance                 219,274       191,707       612,665       625,373
 General and adminis-
    trative (Note 5)          27,799        57,163        74,835       117,677
 Real estate taxes
    (Note 6)                 163,247       502,855     1,130,881     1,685,133
 Management fees (Note 5)    106,891       133,069       349,586       392,201
 Depreciation and
    amortization             850,196       829,958     2,477,521     2,562,587
 Interest                    858,784       890,502     2,584,814     2,850,359

    Total expenses         3,224,593     3,566,935    10,135,900    11,095,149

Income (loss) before gain
 on sale of property and
 extraordinary loss          211,253      (205,000)       16,511      (444,584)

Gain on sale of property
 (Note 2)                       -        3,271,459          -        3,271,459

Income before extraordinary
 loss                        211,253     3,066,459        16,511     2,826,875

Extraordinary loss from
 early extinguishment
 of debt(Note 2)               -           (93,215)         -          (93,215)

Net income                $  211,253    $2,973,244   $    16,511   $ 2,733,660

                    The accompanying notes are an integral
                part of the consolidated financial statements.

                                   Continued

            KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY


                          For the Three Months Ended For the Nine Months Ended
                                September 30,              September 30,
                              1996          1995         1996         1995

Allocation of net income
 (Note 4):

 Investor Limited Partners
    (35,200 Units
     outstanding)         $  196,465    $2,943,511   $   15,355    $ 2,706,323

 Per Unit of Investor
    Limited Partner
    Interest:
    Income (loss) before
       gain on sale of
       property and extra-
       ordinary loss      $     5.58    $    (5.77)  $      .44    $    (12.51)
    Gain on sale of
       property                 -            92.01         -             92.01
    Extraordinary loss          -            (2.62)        -             (2.62)
    Net income            $     5.58    $    83.62   $      .44    $     76.88

 Original Limited Partner:
    Income before gain
       on sale of property
       and extraordinary
       loss               $   12,675    $     -      $      991    $      -
    Gain on sale of
       property                 -             -            -              -
    Extraordinary loss          -             -            -              -
    Net income            $   12,675    $     -      $      991    $      -

   General Partners:
      Income (loss) before
         gain on sale of
         and extraordinary
         loss                  $    2,113      $   (2,050)    $      165    $    (4,446)
      Gain on sale of
         property                    -             32,715           -            32,715
      Extraordinary loss             -               (932)          -              (932)
      Net income               $    2,113      $   29,733     $      165    $    27,337

                       The accompanying notes are an integral
                   part of the consolidated financial statements.

                  KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            For the Nine Months
                                                           Ended September 30,
                                                            1996          1995
Operating activities:
   Net income                                            $    16,511   $ 2,733,660
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                     2,477,521     2,562,587
         Gain on sale of property                               -       (3,271,459)

         Extraordinary loss from early
             extinguishment of debt                             -           93,215
         Decrease in cash restricted for tenant
             security deposits                                61,417        82,971
         Decrease (increase) in prepaid expenses
             and other assets                                344,004      (220,821)
         Decrease in accounts payable                        (35,313)     (173,005)
         Increase (decrease) in accrued real
             estate taxes                                   (415,000)      185,215
         Decrease in accrued expenses and
             other liabilities                               (29,207)     (105,662)
         Decrease in due to affiliates                       (34,327)   (1,266,260)

                Net cash provided by operating
                   activities                              2,385,606       620,441

Investing activities:
   Additions to fixed assets                              (1,132,116)   (1,100,124)
   Decrease in cash restricted for capital
      improvements                                            85,059       183,392
   Decrease in accounts payable
      related to fixed asset additions                          -          (22,035)
   Proceeds from sale of property                               -        6,397,152

                Net cash provided by (used in)
                   investing activities                   (1,047,057)    5,458,385
Financing activities:
   Payment of prepayment premium                                -          (78,179)
   Principal payments on mortgage notes payable             (394,147)     (412,428)
   Distributions                                            (756,989)         -
   Repayment of mortgage note payable                           -       (4,050,721)

                Net cash used in financing
                   activities                             (1,151,136)   (4,541,328)

Net increase in cash and cash equivalents                    187,413     1,537,498

Cash and cash equivalents, beginning of period             2,022,328       598,443

Cash and cash equivalents, end of period                 $ 2,209,741   $ 2,135,941

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

    In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. Certain prior year balances have been reclassified to conform with current period financial statement presentation.

    The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Disposition of Real Estate Investment

    On July 19, 1995, the Partnership sold Marine Terrace Apartments, a 187 unit apartment complex located in Chicago, Illinois, for cash proceeds and other considerations which totaled $6,436,505. Proceeds from the sale were used to pay closing costs of $44,152, to repay the existing mortgage note on the property of $4,050,721 and to satisfy other Partnership liabilities. For financial reporting purposes, the Partnership realized a gain of $3,271,459 on the sale. The gain was calculated as the difference between net consideration received, less net book value of the property.

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

(4) Changes in Partners' Deficit

    A summary of changes in Partners' deficit for the nine months ended September 30, 1996 is as follows:

                              Investor       Original                    Total
                              Limited        Limited     General        Partners'
                              Partners       Partner     Partners        Deficit
    Balance at
        December 31, 1995    $(6,550,285)   $(234,539)   $(375,628)    $(7,160,452)

    Net income                    15,355          991          165          16,511

    Distributions               (704,000)     (45,419)      (7,570)       (756,989)

    Balance at
        September 30, 1996   $(7,238,930)   $(278,967)   $(383,033)  $(7,900,930)

(5) Related Party Transactions

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

    Amounts accrued or paid to the General Partners or their affiliates were as follows:

                                       For the Three Months      For the Nine Months
                                        Ended September 30,      Ended September 30,

                                         1996         1995         1996         1995

        Property management fees       $106,891     $133,069     $349,586     $392,201

        Expense reimbursements           71,414       68,186      210,707      180,244

           Charged to operations       $178,305     $201,255     $560,293     $572,445

     Due to affiliates consists of the following:

                                                       September 30,    December 31,
                                                            1996           1995

        Property management fees                       $     -          $    15,774

        Expense reimbursements                               -               18,553

                                                       $     -          $    34,327

(6)  Real Estate Taxes

     During the third quarter of 1996, the Partnership successfully petitioned for the reassessment of prior years' real estate taxes on Park Place Apartments. The Partnership received tax refunds toward the 1986, 1987, 1988 and 1990 real estate taxes totaling approximately $325,000, which is reflected as a reduction in the 1996 real estate tax expense.

                   KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY



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

The Partnership's major capital improvement project, the repair of Park Place's building facade, was completed in the fourth quarter of 1995. The external improvements, along with extensive interior improvements, were funded from established reserves and cash generated by the property. The completion of these improvements has greatly enhanced the appearance of the property and has resulted in both increased rents and occupancy. The Partnership's properties, Century II Apartments ("Century") and Park Place Apartments ("Park Place"), are anticipated to spend approximately $2,268,000 for capital improvements in 1996 to remain competitive in their respective markets. Again, the Partnership expects to fund these improvements from established reserves and cash generated from the properties.

Cash Flow

Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the nine months ended September 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                               Rounded to $1,000

   Net income for tax purposes                                    $    68,000

   Items not requiring or (requiring)
    the use of operating funds:
      Tax basis depreciation and amortization                       2,426,000
      Principal payments on mortgage notes payable                   (394,000)
      Expenditures for capital improvements                        (1,132,000)
      Additions to working capital reserves                          (211,000)

      Cash Flow                                                   $   757,000


Operations

The following discussion relates to the operations of the Partnership and its properties (Park Place and Century) for the three and nine months ended September 30, 1996 and 1995. The sale of Marine Terrace Apartments ("Marine Terrace") in July, 1995, significantly impacts the comparability of the Partnership's operations between the three and nine month periods.

Cash flow, before additions to working capital reserves and after giving effect to the sale of Marine Terrace, increased for the nine months ended September 30, 1996 as compared to the same period in 1995, due to an increase in the Partnership's net income in 1996. For the three months ended September 30, 1996 as compared to the same period in 1995, net income, after giving effect to the sale of Marine Terrace, increased as total revenue increased and total expenses decreased. Between the two nine month periods ending September 30, 1996 and 1995, net income, after giving effect to the sale of Marine Terrace, increased as total revenue increased and total expenses remained relatively stable.

A rise in rental rates at Park Place during the second half of 1995 as well as steady market conditions in the Chicago area, favorably impacted the Partnership's revenue through the first three quarters of 1996. This, along with strong occupancy at both Park Place and Century resulted in an increase in total revenue for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. Interest income for the Partnership increased in 1996 primarily from higher average cash and cash equivalent balances as a result of the sale of Marine Terrace in the third quarter of 1995.

Total expenses for the three months ended September 30, 1996 as compared to the same period in 1995, after giving effect to the sale of Marine Terrace, have decreased as a major decline in real estate taxes in the third quarter of 1996 more than offset increases in operating and maintenance expenses. During the third quarter of 1996, the Partnership successfully petitioned for the reassessment of prior years' real estate taxes on Park Place. The Partnership received real estate tax refunds toward the 1986, 1987, 1988, and 1990 tax years totaling approximately $325,000, of which approximately $305,000 was received in the third quarter of 1996. The refunds are reflected as reductions in the 1996 real estate tax expense. The increase in operating expense is attributable to increased leasing and advertising at Century and Park Place. The increase in maintenance expense is attributed to preventative maintenance to the pool and to the interior of the buildings at Century in the third quarter of 1996.

Total expenses, after giving effect to the sale of Marine Terrace, remained relatively stable between the two nine month periods despite increases in operating and depreciation expenses. Operating expense increased as utility usage increased due to the adverse weather conditions in the first quarter of 1996. In addition, increases in occupancy at Park Place and Century resulted in higher gas consumption. Also, operating expense increased as a result of prior years' insurance refunds received in the second quarter of 1995, along with an adjustment of 1994 reimbursable expenses recorded in 1995, relating to the operation of the Partnership and its properties. The increase in depreciation expense is directly related to the extensive capital improvement program at Park Place which was completed in the fourth quarter of 1995. These increases offset the real estate tax refunds received in 1996, as discussed above.

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

                                      SIGNATURE


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


DATE: November 5, 1996