Form 10-K
period 1996-12-31
KRUPP REALTY LTD PARTNERSHIP V
filed 1997-03-28
CIK 721799

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended       December 31, 1996

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

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference:  Part IV, Item 14.

The exhibit index is located on pages 10-12.

The total number of pages in this document is 29.

                                  PART I

   This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS

   Krupp Realty Limited Partnership-V ("KRLP-V") was formed on June 16, 1983 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Krupp Corporation (a Massachusetts corporation) and The Krupp Company Limited Partnership-II (a Massachusetts limited partnership) are the General Partners of KRLP-V. KRLP-V issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II. On September 6, 1983, KRLP-V, pursuant to a sales agent agreement, commenced the marketing and sale of units of Investor Limited Partner Interest ("Units") for $1,000 per Unit, 35,200 of which were sold. For further details, see Note A to Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

   KRLP-V considers itself to be engaged only in the industry segment of investment in real estate. KRLP-V invested the net proceeds from the offering in leveraged real estate. KRLP-V originally invested in four multi-family apartment complexes (Century II, Marine Terrace, Fieldcrest Apartments and Park Place Tower Apartments) and a joint venture in Lakeview Tower Apartments (the "Joint Venture") with Krupp Realty Limited Partnership-IV, an affiliated limited partnership. The aggregate purchase price of the properties was approximately $67 million and KRLP-V originally funded approximately $2.3 million to the Joint Venture.

   On March 20, 1989, the General Partners formed Krupp Realty Park Place-Chicago Limited Partnership ("Realty-V") as a prerequisite for the refinancing of Park Place Tower Apartments ("Park Place"). At the same time, the General Partners transferred ownership of Park Place to Realty-
V.  The General Partner of Realty-V is The Krupp Corporation ("Krupp
Corp.").  The Limited Partner of Realty-V is KRLP-V.   Krupp Corp. has
beneficially assigned its interest in Realty-V to KRLP- V. KRLP-V and Realty-V are collectively known as Krupp Realty Limited Partnership-V and Subsidiary (collectively referred to herein as the "Partnership").

   The Partnership sold two of its apartment complexes, Fieldcrest Apartments and Marine Terrace, in 1992 and 1995, respectively. The Partnership also received a distribution of proceeds from the sale of the Joint Venture in 1992.

   The Partnership's real estate investments are subject to some seasonal fluctuations resulting from changes in utility consumption and seasonal maintenance expenditures. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's real estate investments are located, real estate tax rates, operating expenses, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is anticipated in the future.

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

   As of December 31, 1996, there were 41 full and part-time on-site personnel employed by the Partnership.

ITEM 2.  PROPERTIES

   As of December 31, 1996, the Partnership has leveraged investments in two apartment complexes having an aggregate of 1,369 units. One of the complexes has an additional 18,417 square feet of leasable commercial space.

   A summary of the Partnership's real estate investments is presented below. Schedule III included in Item 8 (Appendix A) of this report contains additional detailed information with respect to individual properties.

                                   Total Units/           Average Occupancy
                                      Current            For the Year Ended
                        Year of       Leasable              December 31,
Description           Acquisition  Square Footage  1996 1995 1994 1993 1992

Century II Apts.
Cockeysville, Maryland   1984         468 Units     96%  92%  92% 91%  93%

Park Place Tower Apts.                901 Units     96%  94%  94% 94%  92%
Chicago, Illinois        1984      18,417 Sq. Ft.   76%  83%  83% 80%  83%

ITEM 3.   LEGAL PROCEEDINGS

   The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place and Marine Terrace. The central issue of the complaint is whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation and reasonable attorneys' fees. To be eligible for such damages plaintiffs must prove that defendants deliberately used a provision prohibited by the ordinance.

   During 1994, the Court ruled in favor of the defendants and accepted the Partnership's Motion to Dismiss the Plaintiff's Third Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, management believes that it is probable that an unfavorable outcome related to the discounts allowed and late fees collected will result. Accordingly, the Partnership has recorded a provision of $168,474, representing its share of the discounts and late fees, in the 1996 consolidated financial statements. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.

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

   The number of Investor Limited Partners as of December 31, 1996 was approximately 2,300.

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

   In 1995, the General Partners determined that there was sufficient Cash Flow, as calculated under section 8.2 (a) of the Partnership Agreement ("Cash Flow"), and working capital reserves to reinstate distributions. These semiannual distributions, which commenced in the first quarter of 1996, are paid at an annual rate of $20.00 per Unit. The General Partners now believe there to be sufficient Cash Flow and working capital reserves to increase the annual distribution rate to $40.00 per Unit in 1997.

   The Partnership made the following distributions to its Partners during the years ended December 31, 1996 and 1995:


                                       Year Ended December 31,
                                   1996                      1995
                               Amount   Per Unit       Amount   Per Unit
      Limited Partners:

      Investor Limited Partners
         (35,200 Units
         outstanding)         $704,000  $20.00        $   -        $   -
      Original Limited
          Partner               45,419                    -

      General Partners           7,570                    -

                              $756,989                $   -

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

                    1996        1995         1994       1993           1992

Total revenue  $13,660,261 $13,839,760  $13,652,413  $13,684,206  $14,117,452

 Loss before
 gain (loss)
 from capital
 transactions      (119,075)   (795,377)    (1,450,214) (3,921,897) (2,786,658)

 Partnership's
 share of gain
 on sale of
 Joint Venture         -          -               -            -    3,875,915

 Gain (loss) on
 sale of
 property              -      3,265,789           -            -    (399,316)

 Income (loss)
 before extra-
 ordinary loss   (119,075)   2,470,412      (1,450,214) (3,921,897) 689,941

 Extraordinary
 loss                    -         (93,215)          -            -           -

 Net income
  (loss)           (119,075)     2,377,197     (1,450,214)  (3,921,897)  689,941

  Net income (loss)
  allocated to:

Investor Limited
  Partners       (117,884)     2,353,425     (1,435,712) (3,882,678)     683,042

  Per Unit          (3.35)         66.86         (40.79)    (110.30)       19.41

  Original Limited
   Partner               -           -              -            -           -

General Partners     (1,191)       23,772        (14,502)    (39,219)     6,899

Total assets at
December 31,     37,162,269   38,555,732     42,604,180   45,011,823  48,787,088

Long-term obligations
at December 31,  41,700,453  42,273,669     46,805,538   47,392,245  47,225,125

Distributions to:

Investor Limited
partners              704,000      -                -          25,936        -

Per Unit - Investor
Limited Partners        20.00      -                -             .74        -

Original
Limited Partner        45,419       -               -           1,673        -

General Partners        7,570       -               -             279        -

   The Selected Financial Data results for the periods presented is not comparable due to the following events:

(a)   Marine Terrace was sold on July 19, 1995.
(b) Lakeview Tower, a property owned in a Joint Venture with an affiliate, was sold on August 28, 1992.
(c)   Fieldcrest Apartments was sold on August 5, 1992.

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

Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operating performance of its real estate investments. Such ability would also be impacted by the future availability of bank borrowing sources as current debt matures. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash Flow, if any, as calculated under
Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In 1995, the General Partners determined that there was sufficient Cash Flow and working capital reserves to reinstate distributions. These semiannual distributions commenced in the first quarter of 1996 at an annual rate of $20.00 per Unit. The General Partners now believe there to be sufficient Cash Flow and working capital reserves to increase the annual distribution rate to $40.00 per Unit in 1997, beginning with the distribution payable in February, 1997.

   On July 19, 1995, the Partnership sold Marine Terrace Apartments, a 187-unit apartment complex located in Chicago, Illinois, for cash proceeds and other considerations which totaled $6,436,505. Proceeds from the sale were used to pay closing costs of $44,152, to repay the existing mortgage note on the property of $4,050,721 and to satisfy other Partnership liabilities. For financial reporting purposes, the Partnership realized a gain of $3,265,789 on the sale. The gain was calculated as the difference between net consideration received, less net book value of the property.

   The Partnership's major capital improvement project, the repair of Park Place Apartments' ("Park Place") building facade, was completed in the fourth quarter of 1995. The external improvements, along with extensive interior improvements, were funded from established reserves and cash generated by the property. The completion of these improvements has greatly enhanced the appearance of the property and has resulted in both increased rents and occupancy. The Partnership's properties, Century II Apartments ("Century") and Park Place, are expected to spend approximately $2,060,000 for capital improvements in 1997 in order to remain competitive in their respective markets. These improvements include catwalk and pavement upgrades at Century, replacement of fitness equipment, refurbishment of the elevator and interior improvements at Park Place as well as new appliances at both properties. The Partnership expects to fund these improvements from established reserves and cash generated from property operations.

Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the year ended December 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                             Rounded to $1,000
            Net income for tax purposes                      $         19,000
            Items not requiring or (requiring)
               the use of operating funds:
               Tax basis depreciation and amortization               3,419,000
               Principal payments on mortgage notes payable           (531,000)
               Expenditures for capital improvements                (2,413,000)
               Accrued legal expenses                                 (168,000)
               Amounts released from working capital
                   reserves                                            431,000

            Cash Flow                                         $        757,000

Operations

   The following discussion relates to the operations of the Partnership and its properties (Park Place and Century) for the years ended December 31, 1996, 1995 and 1994, or portions thereof. The sale of Marine Terrace in July, 1995, significantly impacts the comparability of the Partnership's operations among the three years.

   1996 compared to 1995

      Cash Flow, before amounts released from working capital reserves and after giving effect to the sale of Marine Terrace, decreased in 1996 as compared to 1995, as the increase in expenditures for capital improvements more than offset the increase in the Partnership's net income. The Partnership began two significant capital improvement projects in 1996, which included replacing the catwalk at Century and expanding the parking garage at Park Place. When completed, these improvements will further enhance the appearances of the properties and will help them remain competitive in their respective markets. The increase in net income is attributed to an increase in rental revenues which more than offset the increase in total expenses, after giving effect to the sale of Marine Terrace.

      Average residential occupancy at Century and Park Place increased 4% and 2%, respectively from 1995 to 1996. This, as well as increased rental rates at both properties, have contributed to the rise in rental income, excluding Marine Terrace's revenues. Interest income for the Partnership increased in 1996, primarily from increased average cash and cash equivalent balances during 1996 which resulted from the sale of Marine Terrace in the third quarter of 1995.

      Total expenses, after giving effect to the sale of Marine Terrace, increased, as the rise in operating and maintenance expenses more than offset the decrease in real estate taxes experienced in 1996. The increase in operating expense is due to prior years' insurance refunds received in 1995 combined with an increase in advertising and leasing at both Century and Park Place. These additional advertising and leasing costs, along with the property enhancements discussed above, have increased occupancy rates at both properties and allowed management to maintain these high occupancies throughout 1996. Maintenance expense increased as flowers were replanted at Park Place and the interiors of the buildings at both Century and Park Place were painted in 1996. The decrease in real estate taxes is attributed to the successful petition for the reassessment of prior years' real estate taxes on Park Place in 1996. The Partnership received real estate tax refunds related to the 1986, 1987, 1988 and 1990 tax years totaling approximately $325,000 in 1996. The refunds are reflected as reductions in the 1996 real estate tax expense. The increase in depreciation expense is directly related to the extensive capital improvement project at Park Place which was completed in 1995.

   1995 compared to 1994

      Cash Flow was impacted favorably due to decreased expenditures for capital improvements resulting from the completion of the Park Place capital improvement project in 1995. The increase in rental revenue is even more significant after giving effect to the sale of Marine Terrace and is primarily due to rental rate increases at Park Place and Century during the second half of 1994. Interest income for the Partnership increased in 1995 due to a rise in short term interest rates coupled with an increase in investments in cash and cash equivalents, as a result of the sale of Marine Terrace.

      Total expenses of the Partnership for 1995, excluding Marine Terrace, remained stable as compared to 1994, with the exception of operating expense and real estate taxes. The decrease in operating expense is primarily due to management's efforts to reduce reimbursable operating costs. The increase in real estate taxes is primarily due to an increase in assessed property value at Park Place which is directly related to the capital improvement project completed in 1995. Depreciation expense also increased as a result of the extensive improvements at Park Place.

General

   In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

   The Partnership's investments in properties are carried at cost less accumulated depreciation, unless the General Partners believe there is a material impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are material impaired.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of KRLP-V and The Krupp Company Limited Partnership-II, the other General Partner of KRLP-V, is as follows:

                                     Position with
         Name and Age            The Krupp Corporation

         Douglas Krupp (50)      Co-Chairman of the Board

         George Krupp (52)       Co-Chairman of the Board

         Laurence Gerber (40)    President

         Robert A. Barrows (39)  Treasurer

  Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare (NYSE-HBR). George Krupp is Douglas Krupp's brother.

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

  Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as Director of Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare Corporation (NYSE-HBR) as well as President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

  Robert A. Barrows is Senior Vice President and Chief Financial Officer of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

  The Partnership has no directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of December 31, 1996, beneficial owners of record owning more than 5% of the Partnerships 35,200 outstanding Units are as follows:

   Title            Name and Address       Amount and Nature      Percent
    of                     of                      of               of
   Class            Beneficial Owner      Beneficial Ownership    Class

   Investor         Mark S. Thompson          1,929.5 Units        5.48%
   Limited        c/o Equity Resources
   Partner             Group, Inc.
    Units           14 Story Street
                  Cambridge, MA 02138

   On that date, the General Partners or their affiliates owned 53 Units (.15% of the total outstanding) of the Partnership in addition to their General and Original Limited Partner Interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1996 no person of record owned, or was known by the General Partners to own, beneficially more than 5% of the Partnership's outstanding Units.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements - see Index to Consolidated Financial Statements and Schedule included under Item 8
          (Appendix A), on page F-2 of this Report.

      2. Consolidated Financial Statement Schedule - see Index to Consolidated Financial Statements and Schedule included under
          Item 8 (Appendix A), on page F-2 of this Report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Consolidated Financial Statements or the notes thereto.

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

            (10.2) Assignment of Beneficial Interest in Land Trust dated May 1, 1984 by Sheldon J. Mandell, Howard J. Mandell, Jerome W. Mandell and Norman Mandell to Krupp Realty Limited Partnership-V. [Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

            (10.3) Addendum to Management Agreement between Krupp Realty Park Place - Chicago Limited Partnership and Krupp Asset Management Company, now known as Berkshire Property Management [Exhibit 2 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

            (10.4) Agreement of Limited Partnership of Krupp Realty Park Place - Chicago Limited Partnership dated March 15, 1989 [Exhibit 5 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

            (10.5) Assignment of General Partners interests in Krupp Realty Park Place - Chicago Limited Partnership by The Krupp Corporation to Krupp Realty Limited Partnership-V dated March 15, 1989 [Exhibit 6 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

            (10.6) Written Consent of Directors of The Krupp Corporation dated April 18, 1989 assigning beneficial interest in Park Place Apartments to Krupp Realty Park Place - Chicago Limited Partnership [Exhibit 7 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

            (10.7) Management Agreement dated May 4, 1984 between Krupp Realty Limited Partnership-V, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management [Exhibit 10.18 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

            (10.8) Loan Modification/Cancellation Agreement dated September 14, 1993 between South Chicago Bank, as Trustee, and Krupp Realty Park Place - Chicago Limited Partnership (File No. 0-11985).*

            (10.9) Modification to mortgage note dated September 14, 1993 between South Chicago Bank, as Trustee, and Government National Mortgage Association (File No. 0-11985).*
            (10.10) Modification of mortgage dated September 14, 1993 between South Chicago Bank, as Trustee, and Government National Mortgage Association (File No. 0-11985).*

            (10.11) Regulatory Agreement for Multifamily Housing Projects dated September 14, 1993, between South Chicago Bank, as Trustee, and Krupp Realty Park Place - Chicago Limited Partnership (File No. 0-11985).*

            Century II Apartments

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

(c)   Reports on Form 8-K

      During the last quarter of the fiscal year ended December 31, 1996, the Partnership did not file any reports on Form 8-K.

                                SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1997.

                      KRUPP REALTY LIMITED PARTNERSHIP-V

                      By:  The Krupp Corporation, a General Partner


                      By:  /s/Douglas Krupp
                           Douglas Krupp, Co-Chairman
                           (Principal Executive Officer)
                           and Director of The Krupp Corporation

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of March, 1997.

Signatures            Titles

/s/Douglas Krupp      Co-Chairman (Principal Executive Officer)
Douglas Krupp         and Director of The Krupp Corporation, a General
                      Partner.

/s/George Krupp       Co-Chairman (Principal Executive Officer)
George Krupp          and Director of The Krupp Corporation, a General
                      Partner.

/s/Laurence Gerber    President of The Krupp Corporation, a
Laurence Gerber       General Partner.

/s/Robert A. Barrows  Treasurer of The Krupp Corporation,
Robert A. Barrows     a General Partner.

                                APPENDIX A

             KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY




              CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                            ITEM 8 OF FORM 10-K

          ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                   For the Year Ended December 31, 1996

             KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



Report of Independent Accountants                                      F-3


Consolidated Balance Sheets at December 31, 1996 and
December 31, 1995                                                      F-4


Consolidated Statements of Operations for the years ended
December 31, 1996, 1995 and 1994                                       F-5


Consolidated Statements of Changes in Partners' Deficit
for the years ended December 31, 1996, 1995 and 1994                   F-6


Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994                                       F-7


Notes to Consolidated Financial Statements                      F-8 - F-14


Schedule III - Real Estate and Accumulated Depreciation        F-15 - F-16


All other schedules are omitted as they are not applicable, not required, or the information is provided in the consolidated financial statements or the notes thereto.
                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Krupp Realty Limited Partnership-V and Subsidiary:

   We have audited the consolidated financial statements and the financial statement schedule of Krupp Realty Limited Partnership-V and Subsidiary (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Realty Limited Partnership-V and Subsidiary as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Boston, Massachusetts
February 25, 1997

             KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1996 and 1995


                                  ASSETS

                                                       1996         1995

Multi-family apartment complexes, net of
   accumulated depreciation of $38,066,263
   and $34,745,814, respectively (Notes C and D)   $32,598,192  $33,505,527
Cash and cash equivalents                            1,767,094    2,022,328
Cash restricted for tenant security deposits           307,908      438,249
Replacement reserve escrow (Note D)                    689,656      729,508
Prepaid expenses and other assets                    1,377,390    1,370,882
Deferred expenses, net of accumulated
   amortization of $469,134 and $401,925,
   respectively (Note E)                               422,029      489,238

      Total assets                                 $37,162,269  $38,555,732


                       LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Mortgage notes payable (Notes C and D)          $42,270,255  $42,800,954
   Accounts payable                                         83       37,435
   Accrued real estate taxes                         1,660,000    1,660,000
   Accrued expenses and other liabilities            1,241,967    1,183,468
   Due to affiliates (Note E)                           26,480       34,327

      Total liabilities                             45,198,785   45,716,184
Commitments and contingencies (Note F)

Partners' deficit (Note G):
   Investor Limited Partners
      (35,200 Units outstanding)                    (7,372,169) (6,550,285)

   Original Limited Partner                           (279,958)   (234,539)

   General Partners                                   (384,389)  (375,628)

      Total Partners' deficit                       (8,036,516) (7,160,452)

      Total liabilities and Partners' deficit      $37,162,269 $38,555,732


                  The accompanying notes are an integral
              part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Years Ended December 31, 1996, 1995 and 1994



                                         1996          1995         1994
Revenue:
   Rental (Note H)                   $13,489,627   $13,695,050  $13,577,822
   Interest income                       170,634       144,710       74,591
      Total revenue                   13,660,261    13,839,760   13,652,413
Expenses:
   Operating (Note E)                  3,635,470     3,732,763    4,103,984
   Maintenance                           927,736       895,329      941,189
   General and administrative
      (Notes E and F)                    323,652       170,943      141,403
   Real estate taxes (Note I)          1,621,545     2,201,309    2,101,222
   Management fees (Note E)              442,295       512,462      438,049
   Depreciation and amortization       3,387,658     3,405,153    3,421,941
   Interest (Note D)                   3,440,980     3,717,178    3,954,839
      Total expenses                  13,779,336    14,635,137   15,102,627
   Income (loss) before gain on sale
      Of property and extraordinary
      loss                              (119,075)     (795,377)  (1,450,214)
Gain on sale of property (Note C)           -        3,265,789         -
      Income (loss) before
         extraordinary loss             (119,075)    2,470,412   (1,450,214)
Extraordinary loss (Note D)                 -          (93,215)        -
Net income (loss) (Note J)           $  (119,075)  $ 2,377,197  $(1,450,214)

Allocation of net income (loss)(Note G):
   Investor Limited Partners
      (35,200 Units outstanding)     $  (117,884)  $ 2,353,425  $(1,435,712)
   Per Unit of Investor
      Limited Partner Interest:
         Income (loss) before gain on
            sale of property and
            extraordinary loss       $     (3.35)  $    (22.37) $    (40.79)
         Gain on sale of property           -            91.85         -
         Extraordinary loss                 -            (2.62)        -
         Net income (loss)           $     (3.35)  $     66.86  $    (40.79)
   Original Limited Partner:
         Income before gain on sale
            of property and extra-
            ordinary loss            $      -      $      -     $      -
         Gain on sale of property           -             -            -
         Extraordinary loss                 -             -            -
         Net income                  $      -      $      -     $      -
   General Partners:
         Loss before gain on sale
            of property and extra-
            ordinary loss            $    (1,191)  $    (7,954) $   (14,502)
         Gain on sale of property           -           32,658         -
         Extraordinary loss                 -             (932)        -
         Net income (loss)           $    (1,191)  $    23,772  $   (14,502)

                 The accompanying notes are an integral
             part of the consolidated financial statements.

            KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
          For the Years Ended December 31, 1996, 1995 and 1994
                              _____________



                          Investor    Original                     Total
                          Limited     Limited       General       Partners'
                          Partners    Partner       Partners       Deficit

Balance at
   December 31, 1993    $(7,467,998) $(234,539)    $(384,898)   $(8,087,435)

Net loss                 (1,435,712)      -          (14,502)    (1,450,214)

Balance at
   December 31, 1994     (8,903,710)  (234,539)     (399,400)    (9,537,649)

Gain on sale of
   property, net          3,233,131       -           32,658      3,265,789

Early extinguishment
   of debt                  (92,283)      -             (932)       (93,215)

Net loss                   (787,423)      -           (7,954)      (795,377)

Balance at
   December 31, 1995     (6,550,285)  (234,539)     (375,628)    (7,160,452)

Distributions (Note G)     (704,000)   (45,419)       (7,570)      (756,989)

Net loss (Note G)          (117,884)      -           (1,191)      (119,075)

Balance at
   December 31, 1996    $(7,372,169) $(279,958)    $(384,389)   $(8,036,516)

The per Unit distribution for 1996 is $20.00.

                 The accompanying notes are an integral
             part of the consolidated financial statements.

            KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 1996, 1995 and 1994


                                         1996          1995         1994
Operating activities:
   Net income (loss)                 $  (119,075)  $ 2,377,197  $(1,450,214)
   Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
      Depreciation and amortization    3,387,658     3,405,153    3,421,941
      Gain on sale of property              -       (3,265,789)        -
      Extraordinary loss from early
         extinguishment of debt             -           93,215         -
      Decrease in cash restricted for
         tenant security deposits        130,341        78,078       50,299
      Decrease (increase)in prepaid
         expenses and other assets        (6,508)      197,690       42,165
      Decrease in accounts payable       (37,352)     (143,652)    (412,993)
      Decrease in accrued real
         estate taxes                       -         (235,473)     (30,880)
      Increase (decrease) in accrued
         expenses and other
         liabilities                      58,499       (36,033)      70,505
      Decrease in due to affiliates       (7,847)   (1,231,933)    (119,068)

         Net cash provided by
            operating activities       3,405,716     1,238,453    1,571,755
Investing activities:
   Additions to fixed assets          (2,413,114)   (1,539,727)  (3,016,777)
   Decrease in replacement reserve
      escrow                              39,852       189,539    1,361,295
   Net consideration received from
      the sale of property                  -        6,392,353         -
   Increase (decrease) in accounts
      payable related to fixed
      asset additions                       -         (189,020)      77,846
         Net cash provided by (used
            in) investing activities  (2,373,262)    4,853,145   (1,577,636)
Financing activities:
   Repayment of mortgage notes
      payable                               -       (4,050,721)        -
   Payment of prepayment premium            -          (78,179)        -
   Principal payments on
      mortgage notes payable            (530,699)     (538,813)    (542,839)
   Increase in deferred expenses            -             -         (12,138)
   Distributions                        (756,989)         -            -
         Net cash used in
            financing activities      (1,287,688)   (4,667,713)    (554,977)

Net increase (decrease) in
   cash and cash equivalents            (255,234)    1,423,885     (560,858)
Cash and cash equivalents,
   beginning of year                   2,022,328       598,443    1,159,301
Cash and cash equivalents,
   end of year                       $ 1,767,094   $ 2,022,328  $   598,443

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

   KRLP-V issued all of the General Partner Interests to The Krupp Corporation ("Krupp Corp.") (a Massachusetts corporation) and The Krupp Company Limited Partnership-II ("KCLP-II") (a Massachusetts limited partnership), in exchange for capital contributions aggregating $1,000. Except under certain limited circumstances upon termination of KRLP-V, the General Partners are not required to make any additional capital contributions. KRLP-V also issued all of the Original Limited Partner Interests to KCLP-II in exchange for a capital contribution of $4,000.

   On September 6, 1983, KRLP-V commenced the marketing and sale of units of Investor Limited Partner Interest ("Units") for $1,000 per Unit. The public offering was closed on December 2, 1983 at which time a total of 35,200 Units had been sold for $35,200,000.

   On March 20, 1989, the General Partners formed Krupp Realty Park Place-Chicago Limited Partnership ("Realty-V") as a prerequisite for the refinancing of Park Place Tower Apartments ("Park Place"). At the same time, the General Partners transferred ownership of Park Place to Realty-V. The General Partner of Realty-V is Krupp Corp.. The Limited Partner of Realty-V is KRLP-V. Krupp Corp. has beneficially assigned its interest in Realty-V to KRLP-V. KRLP-V and Realty-V are collectively known as Krupp Realty Limited Partnership-V and Subsidiary (collectively referred to herein as the "Partnership").

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

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents

      The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash investments are recorded at cost, which approximates current market values.

      Rental Revenues

      Leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis.

      Depreciation

      Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related assets as follows:

         Buildings and improvements                     5 to 25 years
         Appliances, carpeting and equipment            3 to 5 years

      Impairment of Long-Lived Assets

      In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

      The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a material impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are materially impaired.

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

C. Disposition of Real Estate Investment

   On July 19, 1995, the Partnership sold Marine Terrace Apartments, a 187-unit apartment complex located in Chicago, Illinois, for cash proceeds and other considerations which totalled $6,436,505. Proceeds from the sale were used to pay closing costs of $44,152, to repay the existing mortgage note on the property of $4,050,721 and to satisfy other Partnership liabilities. For financial reporting purposes, the Partnership realized a gain of $3,265,789 on the sale. The gain was calculated as the difference between net consideration received, less net book value of the property.

D. Mortgage Notes Payable

   The properties owned by the Partnership are pledged as collateral for the non-recourse mortgage notes outstanding at December 31, 1996 and 1995. Mortgage notes payable consist of the following:

                                                 Annual
                              Principal          Interest
          Property       1996         1995        Rate      Maturity Date

   Century II
      Apartments   $10,450,896   $10,590,450    10.625%     May 1, 1999

   Park Place
    Tower
    Apartments      31,819,359    32,210,504     6.75%      May 1, 2024

      Total        $42,270,255   $42,800,954

      Century II Apartments

      The property is subject to a non-recourse first mortgage note of $11,000,000, which is payable in equal monthly installments of principal and interest of $104,844, based on a 25-year amortization
      schedule.   The note matures on May 1, 1999, at which point all
      unpaid principal (approximately $10,077,000) and any accrued interest is due. The note may be prepaid, in whole, beginning May 1, 1994, subject to a prepayment premium equal to 10% of the outstanding balance. Beginning June 1, 1994 the prepayment premium shall equal 10% of the outstanding principal balance, less 0.185% of the outstanding balance per each calendar month expired after June 1, 1994. There shall be no prepayment premium for any prepayment made during the six month period prior to the maturity date of the note.

      Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long term debt is approximately $11,430,000 and $12,000,000 for the years ended December 31, 1996 and 1995, respectively.

      Marine Terrace Apartments

      In conjunction with the sale of the property on July 19, 1995, the Partnership prepaid the non-recourse first mortgage note of $4,050,721. As a result of the retirement of debt, the Partnership incurred a prepayment premium of $78,179. The prepayment premium, as well as unamortized deferred mortgage costs of $15,036, are reported in the Statement of Operations as an extraordinary loss from early extinguishment of debt for the year ended December 31, 1995.

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

   Since the mortgage note cannot be prepaid prior to October 1, 1998, the fair market value cannot be determined.

   The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2001 are $569,802, $615,927, $10,614,413, $509,135 and $544,585.

   During the years ended December 31, 1996, 1995 and 1994, the
   Partnership paid $3,280,828, $3,555,694 and $3,792,109 of interest on its mortgage notes, respectively.

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

   Amounts accrued or paid to the General Partners or their affiliates during the years ended December 31, 1996, 1995 and 1994 are as follows:

                                      1996        1995        1994

      Property management fees      $442,295    $512,462    $438,049

      Expense reimbursements         288,226     267,147     435,467

          Charged to operations     $730,521    $779,609    $873,516


   Due to affiliates consists of the following as of December 31, 1996 and 1995:

                              1996          1995


   Expense reimbursements  $   26,480     $   34,327

F. Legal Proceeding

   The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place and Marine Terrace. The central issue of the complaint is whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation and reasonable attorneys' fees. To be eligible for such damages plaintiffs must prove that defendants deliberately used a provision prohibited by the ordinance.

   During 1994, the Court ruled in favor of the defendants and accepted the Partnership's Motion to Dismiss the Plaintiff's Third Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, management believes that it is probable that an unfavorable outcome related to the discounts allowed and late fees collected will result. Accordingly, the Partnership has recorded a provision of $168,474, representing its share of the discounts and late fees, in the 1996 consolidated financial statements. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.

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

   Under the Partnership Agreement, cash distributions are made on the same basis as the allocations of profits described above. Pursuant to the Partnership Agreement, proceeds from Capital Transactions shall first be applied to the payment of all debts and liabilities of the Partnership and second to fund reserves for contingent liabilities. The remaining net cash proceeds shall then be distributed in accordance with the Partnership Agreement.

   As of December 31, 1996 the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                           Investor      Original
                           Limited       Limited     General
                           Partners      Partner     Partners      Total

   Capital contributions $ 35,200,000   $   4,000   $   1,000   $ 35,205,000

   Syndication costs       (4,501,000)       -           -        (4,501,000)

   Distributions           (4,803,303)   (296,898)    (49,482)    (5,149,683)

   Net gains on capital
      transactions          6,674,964        -         67,424      6,742,388

   Net income (loss)
      before capital
      transactions        (39,942,830)     12,940    (403,331)   (40,333,221)

   Balance at
      December 31, 1996  $ (7,372,169)  $(279,958)  $(384,389)  $ (8,036,516)

H. Future Base Rents Due Under Commercial Operating Leases

   Future base rent receivable under commercial operating leases for the years 1997 through 2001 is as follows:

              1997                  $  120,388
              1998                      97,216
              1999                      93,784
              2000                      79,071
              2001                      66,885
              Thereafter                57,912

I. Real Estate Taxes

   During the third quarter of 1996, the Partnership successfully petitioned for the reassessment of prior years' real estate taxes on Park Place Apartments. The Partnership received tax refunds toward the 1986, 1987, 1988 and 1990 real estate taxes totaling approximately $325,000, which is reflected as a reduction in the 1996 real estate tax expense.

J. Federal Income Taxes

   For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.

   The reconciliation of the net income (loss) reported in the accompanying Consolidated Statement of Operations with the net income
   (loss) reported in the Partnership's federal income tax return for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                    1996           1995         1994
      Net income (loss) per
         Consolidated Statement
         of Operations           $ (119,075)    $2,377,197  $(1,450,214)

         Difference between book
           and taxdepreciation      (30,155)           540        5,917

         Difference between book
           and tax gain on sale
           of property                 -           962,454         -

         Difference between book
           and tax legal
           adjustment               168,474           -            -

         Net income (loss) for
           federal income tax
           purposes              $   19,244     $3,340,191  $(1,444,297)

   The allocation of the net loss for federal income tax purposes for 1996 is as follows:

                                 Portfolio        Passive
                                   Income          Loss        Total

      General Partners           $   1,682      $   (1,489) $      193

      Original Limited Partner        -               -           -

      Investor Limited Partners    166,508        (147,457)     19,051
                                 $ 168,190      $ (148,946) $   19,244

   During the years ended December 31, 1996, 1995 and 1994 the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes were $.54, $93.94 and ($40.62), respectively.

   The basis of the Partnership's assets for financial reporting purposes exceeded its tax basis by approximately $8,400,000 and $8,300,000 at December 31, 1996 and 1995, respectively. The basis of the Partnership's liabilities for financial reporting purposes exceeded its tax basis by approximately $168,000 and $0 at December 31, 1996 and 1995, respectively.

      KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            December 31, 1996

                                                   Costs
                                                 Capitalized
                                Initial         Subsequent to
                          Cost to Partnership    Acquisition
              Encumb-               Buildings &  Buildings &   Depreciable
Description   rances       Land     Improvements Improvement      Life

Century II
Apartments
Cockeysville,
Maryland  $10,450,896   $1,049,868  $13,948,246  $ 3,584,743   3 to 25 Yrs.

Park Place
Apartments
Chicago,
 Illinois  31,819,359    2,877,561   38,230,448   10,973,589   3 to 25 Yrs.

          Total     $42,270,255   $3,927,429  $52,178,694  $14,558,332


                   Gross Amounts Carried at
                      End of Year

                                                                 Year
                                                                 Constr-
                        Buildings                                uction Year
                            and                    Accumulated   Comp-  Acq-
Description   Land      Improvements     Total     Depreication   lete  ired

Century II
Apartments
Cockeysville,
Maryland  $1,049,868    $17,532,989  $18,582,857   $ 10,701,257  1971   1984

Park Place
Apartments
Chicago,
 Illinois  2,877,561     49,204,037   52,081,598     27,365,006  1973   1984

Total     $3,927,429   $66,737,026   $70,664,455  $ 38,066,263


Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1996:

                                 1996              1995            1994

   Real Estate

   Balance at
       beginning of year      $68,251,341      $73,325,592     $70,308,815

   Acquisitions and
       improvements             2,413,114        1,539,727       3,016,777

   Sale of property                  -          (6,613,978)           -

   Balance at
       end of year            $70,664,455      $68,251,341     $73,325,592


                                  1996             1995            1994

   Accumulated Depreciation

   Balance at
       beginning of year      $34,745,814      $34,905,809     $31,569,120

   Depreciation expense         3,320,449        3,327,419       3,336,689

   Sale of property                  -          (3,487,414)           -

   Balance at end of year     $38,066,263      $34,745,814     $34,905,809

   Note: The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost of the Partnership's real estate for federal income tax purposes was $70,668,276 and the aggregate accumulated depreciation for federal income tax purposes was $(46,448,760), at December 31, 1996.