Form 10-Q
period 1997-03-31
KRUPP REALTY LTD PARTNERSHIP V
filed 1997-05-15
CIK 721799

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C. 20549


               FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997


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


The total number of pages in this document is 10.

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

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                        March 31, December 31,
                                                          1997         1996

Multi-family apartment complexes, net of
   accumulated depreciation of $38,908,883
   and $38,066,263, respectively                      $31,901,793  $32,598,192
Cash and cash equivalents                               1,717,780    1,767,094
Cash restricted for tenant security deposits              309,582      307,908
Replacement reserve escrow                                684,679      689,656
Prepaid expenses and other assets                         977,181    1,377,390
Deferred expenses, net of accumulated
   amortization of $485,936 and $469,134,
   respectively                                           405,227      422,029

      Total assets                                    $35,996,242  $37,162,269

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Mortgage notes payable                             $42,131,029  $42,270,255
   Accounts payable                                        22,757           83
   Accrued real estate taxes                            1,249,042    1,660,000
   Accrued expenses and other liabilities               1,204,420    1,241,967
   Due to affiliates (Note 4)                              69,726       26,480

      Total liabilities                                44,676,974   45,198,785

Commitments and contingencies (Note 2)

Partners' deficit (Note 3):
   Investor Limited Partners
      (35,200 Units outstanding)                       (7,971,290)  (7,372,169)
   Original Limited Partner                              (318,611)    (279,958)
   General Partners                                      (390,831)    (384,389)

      Total Partners' deficit                          (8,680,732)  (8,036,516)

      Total liabilities and Partners' deficit         $35,996,242  $37,162,269


                    The accompanying notes are an integral
                part of the consolidated financial statements.

               KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     For the Three Months
                                                       Ended March 31,
                                                      1997         1996

Revenue:
   Rental                                          $3,543,185   $3,244,810
   Interest income                                     33,109       39,827

      Total revenue                                 3,576,294    3,284,637

Expenses:
   Operating (Note 4)                                 911,309      980,615
   Maintenance                                        149,001      136,021
   General and administrative (Note 4)                 76,867       35,662
   Real estate taxes                                  487,913      483,823
   Management fees (Note 4)                           125,518      117,946
   Depreciation and amortization                      859,422      803,815
   Interest                                           853,491      864,354

      Total expenses                                3,463,521    3,422,236

Net income (loss)                                  $  112,773   $ (137,599)

Allocation of net income (loss) (Note 3):

   Investor Limited Partners
      (35,200 Units outstanding)                   $  104,879   $ (136,223)

   Per Unit of Investor Limited Partner
      Interest                                     $     2.98   $    (3.87)

   Original Limited Partner                        $    6,766   $      -

   General Partners                                $    1,128   $   (1,376)



















                    The accompanying notes are an integral
                part of the consolidated financial statements.

               KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Three Months
                                                          Ended March 31,
                                                         1997        1996

Operating activities:
  Net income (loss)                                   $  112,773  $ (137,599)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Interest earned on replacement reserve escrow     (6,150)     (1,511)
        Depreciation and amortization                    859,422     803,815
        Changes in assets and liabilities:
           Decrease (increase) in cash restricted for
              tenant security deposits                    (1,674)      3,896
           Decrease in prepaid expenses and other
              assets                                     400,209     434,270
           Decrease in accrued real estate taxes        (410,958)   (399,656)
           Increase (decrease) in accounts payable         6,557     (25,941)
           Decrease in accrued expenses and other
              liabilities                                (37,547)     (4,739)
           Increase (decrease) in due to affiliates       43,246     (11,361)

              Net cash provided by operating
                 activities                              965,878     661,174

Investing activities:
  Deposits to replacement reserve escrow                 (53,228)    (53,228)
  Withdrawals from replacement reserve escrow             64,355        -
  Additions to fixed assets                             (146,221)   (221,218)
  Increase in accounts payable related to fixed asset
     additions                                            16,117      21,355

              Net cash used in investing activities     (118,977)   (253,091)

Financing activities:
  Principal payments on mortgage notes payable          (139,226)   (128,849)
  Distributions                                         (756,989)   (378,494)

              Net cash used in financing activities     (896,215)   (507,343)

Net decrease in cash and cash equivalents                (49,314)    (99,260)

Cash and cash equivalents, beginning of period         1,767,094   2,022,328
Cash and cash equivalents, end of period              $1,717,780  $1,923,068











                    The accompanying notes are an integral
                part of the consolidated financial statements.
KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission.
In the opinion of the General Partners of Krupp Realty
Limited Partnership-V and Subsidiary (the
"Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial
Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments
(consisting of only recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1997, and its results of operations and cash flows for the three months ended March 31, 1997 and 1996. Certain prior period balances have been reclassified to conform with current period financial statement presentation.

The results of operations for the three months ended
March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of Financial
Condition and Results of Operations included in this report.

(2)Legal Proceeding

The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place
Apartments (Park Place) and Marine Terrace Apartments.
The central issue of the complaint was whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation and reasonable attorneys' fees. To be eligible for such damages, plaintiffs must prove that the defendants deliberately used a provision prohibited by the ordinance.

During 1994, the Court ruled in favor of the defendants and accepted the Partnership's Motion to Dismiss the Plaintiff's Third Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $168,474, representing its share of the discounts and late fees, in the 1996 consolidated financial statements. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.





                                   Continued

KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

(3)Changes in Partners' Deficit

A summary of changes in Partners' deficit for the three months ended March 31, 1997 is as follows:

                          Investor     Original                  Total
                          Limited      Limited     General      Partners'
                          Partners     Partner     Partners      Deficit
     Balance at
     December 31, 1996  $(7,372,169) $(279,958)  $(384,389)   $(8,036,516)

     Net income              104,879      6,766       1,128        112,773
     Distributions          (704,000)   (45,419)     (7,570)      (756,989)

     Balance at
      March 31, 1997     $(7,971,290) $(318,611)  $(390,831)   $(8,680,732)

(4)          Related Party Transactions

             Commencing with the date of acquisition
             of the Partnership's properties, the
             Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. These management agreements were sold to BRI OP Limited Partnership, a publicly traded real estate investment trust and an affiliate of the General
             Partners, on February 28, 1997.  The
             Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll, and with the preparation and mailing of reports and other communications to the Limited Partners.

             Amounts accrued or paid to the General
             Partners or their affiliates were as
             follows:

                                                 For the Three Months
                                                    Ended March 31,
                                                   1997        1996
        Property management fees                 $125,518    $117,946

        Expense reimbursements                     83,727      74,597

           Charged to operations                 $209,245    $192,543


     Due to affiliates consisted of the following:

                                                  March 31,  December 31,
                                                    1997         1996

        Property management fees                 $  67,774   $      -

        Expense reimbursements                       1,952        26,480

                                                 $  69,726   $    26,480

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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operating performance of its real estate investments.
Such ability would also be impacted by the future availability of bank borrowing sources as current debt matures. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership
Agreement, will then be available for distribution to the Partners. Beginning with the distribution paid in February, 1997, the annual distribution rate was increased from $20.00 per Unit, to $40.00 per Unit, based on sufficient Cash Flow and working capital reserves.

The Partnership's properties, Century II Apartments
(Century) and Park Place, are anticipated to spend approximately $2,060,000 for capital improvements in 1997 to remain competitive in their respective markets. These improvements include catwalk and pavement upgrades and replacement of fitness equipment at Century, refurbishment of the elevator and interior improvements at Park Place, and new appliances at both properties. The Partnership expects to fund these improvements from established reserves and cash generated from the properties.

Cash Flow

Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the three months ended March 31, 1997. The General
Partners provide the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                       Rounded to $1,000

   Net income for tax purposes                        $         118,000

   Items not requiring or (requiring)
    the use of operating funds:
      Tax basis depreciation and amortization                    855,000
      Principal payments on mortgage notes payable              (139,000)
      Expenditures for capital improvements                     (146,000)
      Amounts released from working capital reserves              69,000

   Cash Flow                                          $          757,000





                                   Continued

               KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY



Operations

The following discussion relates to the operations of the Partnership and its properties (Park Place and Century) for the three months ended March 31, 1997 and 1996.

Cash Flow, before amounts released from working capital reserves, increased for the three months ended
March 31, 1997 as compared to the same period in 1996 due to both an increase in the Partnership's net income and a decrease in capital improvements at the Partnership's properties. The increase in net income was primarily due to an increase in rental revenue.
Capital improvements decreased for the first quarter of 1997 when compared to the first quarter of 1996 as a result of extensive improvements completed on the model unit at Park Place in 1996.

In comparing the three months ended March 31, 1997 to the same period in 1996, the increase in rental revenue is attributable to an increase in occupancy at both Park Place and Century from an average of 96% and 90%, respectively, to an average of 99% for both properties. The Partnership's properties continue to enjoy strong occupancy as capital improvements, including an appliance replacement program at both properties, have enhanced leasing efforts at the properties. Interest income for the Partnership decreased as investments in commercial paper declined as a direct result of the 100% increase in the semiannual distribution paid in February, 1997.

Total expenses remained relatively stable when comparing the first three months of 1997 to the first three months of 1996, as the increase in general and administrative and maintenance expenses offset the decrease in operating expense. Increased legal costs relating to the recent unsolicited tender offer to purchase Partnership Units resulted in an increase in general and administrative expense. The increase in maintenance expense was primarily due to additional painting of the interiors of the buildings at Park
Place beginning at the end of 1996 and continuing through the first quarter of 1997. A combination of high utility usage in the first three months of 1996, due to adverse weather conditions, and low utility usage in the first quarter of 1997, due to an unusually mild winter in the Chicago area, contributed to a decrease in utility expense at Park Place and thus a decrease in the Partnership's operating expense. Depreciation expense increased in conjunction with the increase in capital improvements.

               KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                          PART II - OTHER INFORMATION




Item 1.Legal Proceeding

The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place
Apartments (Park Place) and Marine Terrace Apartments.
The central issue of the complaint was whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation and reasonable attorneys' fees. To be eligible for such damages, plaintiffs must prove that the defendants deliberately used a provision prohibited by the ordinance.

During 1994, the Court ruled in favor of the defendants and accepted the Partnership's Motion to Dismiss the Plaintiff's Third Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $168,474, representing its share of the discounts and late fees, in the 1996 consolidated financial statements. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.


Item 2.Changes in Securities

Response:  None

Item 3.Defaults upon Senior Securities
Response:  None

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




Krupp Realty Limited Partnership-V

(Registrant)



BY:                    /s/Wayne H. Zarozny


Wayne H. Zarozny
Treasurer and Chief Accounting Officer of the Krupp
Corporation, a General Partner.


DATE:  May 14, 1997