Form 10-Q
period 1997-06-30
KRUPP REALTY LTD PARTNERSHIP V
filed 1997-08-14
CIK 721799

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    June 30,
1997

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

The total number of pages in this document is 11.

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

                    CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                            June 30,   December 31,
                                              1997        1996

Multi-family apartment complexes, net of
  accumulated depreciation of $39,759,785
  and $38,066,263, respectively            $31,369,816 $32,598,192
Cash and cash equivalents (Note 2)           2,261,051   1,767,094
Cash restricted for tenant security deposits   305,297     307,908
Replacement reserve escrow                     669,260     689,656
Prepaid expenses and other assets            1,415,733   1,377,390
Deferred expenses, net of accumulated
  amortization of $502,738 and $469,134,
  respectively                                 388,425     422,029

     Total assets                          $36,409,582 $37,162,269


                 LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                  $41,989,073  $42,270,255
  Accounts payable                             38,439           83
  Accrued real estate taxes                 1,664,042    1,660,000
  Accrued expenses and other liabilities    1,359,446    1,241,967
Due to affiliates (Note 5)                      18,521     26,480

Total liabilities                           45,069,521 45,198,785

Commitments and contingencies (Note 3)

Partners' deficit (Note 4):
  Investor Limited Partners
     (35,200 Units outstanding)             (7,951,953) (7,372,169)
Original Limited Partner                      (317,363)   (279,958)
General Partners                              (390,623)   (384,389)

Total Partners' deficit                     (8,659,939) (8,036,516)

Total liabilities and Partners' deficit    $36,409,582 $37,162,269





              The accompanying notes are an integral
          part of the consolidated financial statements.

         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS

  For the Three Months           For the Six Months
   Ended June 30,                     Ended June 30,
    1997      1996                 1997        1996

Revenue:
  Rental                        $3,647,118  $3,391,375  $7,190,303$6,636,185
  Interest income                   37,826      40,553      70,935    80,380

   Total revenue                 3,684,944   3,431,928   7,261,238 6,716,565

Expenses:
  Operating (Note 5)             1,028,834     926,581   1,940,143 1,907,196
  Maintenance                      258,997     257,370     407,998   393,391
  General and administrative (Note 5)56,754     11,374     133,621    47,036
  Real estate taxes                485,379     483,811     973,292   967,634
  Management fees (Note 5)         115,894     124,749     241,412   242,695
  Depreciation and amortization    867,704     823,510   1,727,126 1,627,325
  Interest                         850,589     861,676   1,704,080 1,726,030

   Total expenses                3,664,151   3,489,071   7,127,672 6,911,307

Net income (loss)               $   20,793  $  (57,143)$  133,566 $ (194,742)


Allocation of net income (loss)
  (Note 4):

  Investor Limited Partners
   (35,200 Units outstanding)   $   19,337  $  (56,572)$  124,216 $ (192,795)

  Per Unit of Investor Limited
    Partner Interest            $      .55  $    (1.61)$     3.53 $    (5.48)

  Original Limited Partner      $    1,248  $     -    $    8,014 $     -

  General Partners              $      208  $     (571)$    1,336 $   (1,947)



















               The accompanying notes are an integral
           part of the consolidated financial statements.

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Six Months
                                                 Ended June 30,

                                               1997      1996

Operating activities:
  Net income (loss)                         $  133,566 $(194,742)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Interest earned on replacement reserve escrow(12,300)   (7,906)
     Depreciation and amortization           1,727,126 1,627,325
     Changes in assets and liabilities:
       Decrease in cash restricted for tenant
          security deposits                      2,611    20,041
       Increase in prepaid expenses and other
          assets                               (38,343)  (35,494)
       Increase (decrease) in accounts payable   9,026   (35,409)
       Increase in accrued real estate taxes     4,042    15,344
       Increase (decrease) in accrued expenses and
          other liabilities                    117,479    (2,968)
       Decrease in due to affiliates            (7,959)  (34,327)

          Net cash provided by operating
             activities                      1,935,248 1,351,864

Investing activities:
  Deposits to replacement reserve escrow      (106,456) (106,456)
  Withdrawals from replacement reserve escrow   139,152  199,314
  Additions to fixed assets                   (465,146) (563,630)
  Increase in accounts payable
     related to fixed asset additions           29,330     3,024

     Net cash used in investing activities    (403,120) (467,748)

Financing activities:
  Principal payments on mortgage notes payable (281,182)(260,214)
  Distributions                               (756,989) (378,494)

     Net cash used in financing activities  (1,038,171) (638,708)


Net increase in cash and cash equivalents      493,957   245,408

Cash and cash equivalents, beginning of period 1,767,094 2,022,328

Cash and cash equivalents, end of period    $2,261,051  $2,267,736










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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. Certain prior year balances have been reclassified to conform with current period financial statement presentation.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)   Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                        June 30,    December 31,
                                          1997          1996

      Cash and money market accounts  $1,891,721    $ 1,484,612
      Commercial paper                   369,330        282,482

                                      $2,261,051    $ 1,767,094

At June 30, 1997, commercial paper represents
corporate issues complying with Section 6.2(a)
of the Partnership Agreement purchased through
a corporate issuer maturing in the third
quarter of 1997.  At June 30, 1997,       the
carrying value of the Partnership's investment in commercial paper approximates fair value.












Continued
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


(3)Legal Proceeding

The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place Apartments ("Park Place") and Marine Terrace Apartments. The central issue of the complaint was whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation and reasonable attorneys' fees. To be eligible for such damages, plaintiffs must prove that the defendants deliberately used a provision prohibited by the ordinance.

During 1994, the Court ruled in favor of the defendants, and accepted the Partnership's
Motion to Dismiss the Plaintiff's Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $282,000, representing its share of the discounts and late fees and other fees and costs in the consolidated financial statements as of June 30, 1997. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.

(4)Changes in Partners' Deficit

A summary of changes in Partners' deficit for the six months ended June 30, 1997 is as follows:

                     Investor    Original           Total
                     Limited     Limited   General  Partners'
                     Partners              Partner   Partners Deficit

Balance at
December 31, 1996 $(7,372,169) $(279,958) $(384,389) $(8,036,516)

   Net income         124,216      8,014      1,336     133,566

   Distributions       (704,000)  (45,419)   (7,570)   (756,989)

   Balance at
     June 30, 1997  $(7,951,953)$(317,363)$(390,623)$(8,659,939)











Continued

         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


(5)Related Party Transactions

Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. These management agreements were sold to BRI OP Limited Partnership, a subsidiary of Berkshire Realty Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Limited Partners.

Amounts accrued or paid to the General
Partners or their affiliates were as follows:

             For the Three Months          For the Six Months
             Ended June 30,                 Ended June 30,
             1997       1996                1997         1996


Property management fees $115,894 $124,749 $241,412    $242,695

Expense reimbursements    79,458   64,696   163,185     139,293

Charged to operations   $195,352 $189,445  $404,597    $381,988

Due to affiliates consisted of expense
reimbursements of $18,521 and $26,480 at June
30, 1997 and December 31, 1996, respectively.

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY




Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership's properties, Century II
Apartments ("Century") and Park Place, are anticipated to spend approximately $2,060,000 for capital improvements in 1997 to remain competitive in their respective markets.
These improvements include catwalk and
pavement upgrades and replacement of fitness equipment at Century, refurbishment of the elevator and interior improvements at Park
Place, and new appliances at both properties.
The Partnership expects to fund these
improvements from established reserves and cash generated from the properties.

Cash Flow

Shown below, as required by the Partnership
Agreement, is the calculation of Cash Flow of the Partnership for the six months ended June
30, 1997. The General Partners provide the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                             Rounded to $1,000

  Net income for tax purposes                $         151,000

  Items not requiring or (requiring)
   the use of operating funds:
     Tax basis depreciation and amortization         1,709,000
     Principal payments on mortgage notes payable     (281,000)
     Expenditures for capital improvements            (465,000)
     Accrued legal expenses                           (114,000)
     Additions to working capital reserves            (243,000)

  Cash Flow                                  $         757,000


                            Continued

         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY





Operations

The following discussion relates to the
operations of the Partnership and its
properties (Park Place and Century Apartments) for the three and six months ended June 30, 1997 and 1996.

Cash Flow, before additions to working capital reserves, increased for the six months ended
June 30, 1997 as compared to the same period in 1996 due to both an increase in the Partnership's net income and a decrease in capital improvements at the Partnership's properties. The increase in net income was primarily due to an increase in rental revenue. Capital improvements decreased for the first half of 1997 when compared to the first half of 1996 as a result of extensive improvements completed on the model unit and pool at Park Place in 1996.

In comparing the three and six months ended
June 30, 1997 to the same periods in 1996, the increases in rental revenue are attributable to increases in average occupancy at both Park
Place and Century. Average occupancy rates increased at Century from 97% and 93% for the three and six months ended June 30, 1996, respectively, to 100% for both the three and six months ended June 30, 1997. At Park
Place, occupancy rose from an average of 96% to an average of 99% for both the three and six months ended June 30, 1996 and 1997, respectively. The Partnership's properties continue to enjoy strong occupancy as capital improvements, including an appliance replacement program, have strengthened leasing efforts at the properties. Interest income for the Partnership decreased as investments in commercial paper declined as a direct result of the 100% increase in the semiannual distribution paid in February, 1997.

Total expenses increased for the three and six months ended June 30, 1997 when compared to the second quarter of 1996 primarily due to general and administrative and depreciation expenses. Costs incurred in connection with the operation of the Partnership, including the preparation and mailing of reports and other communications to the investors increased. This coupled with an increase in Partnership legal costs relating to the unsolicited tender offers made to purchase
Partnership Units, caused the increase in general and administrative expense.
Depreciation expense increased in conjunction with the extensive capital improvement programs completed at the end of 1996.

   KRUPP REALTY LIMITED PARTNERSHIP-V AND
SUBSIDIARY

         PART II - OTHER INFORMATION




Item 1.Legal Proceeding

The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place Apartments ("Park Place") and Marine Terrace Apartments. The central issue of the complaint was whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation and reasonable attorneys' fees. To be eligible for such damages, plaintiffs must prove that the defendants deliberately used a provision prohibited by the ordinance.

During 1994, the Court ruled in favor of the defendants, and accepted the Partnership's
Motion to Dismiss the Plaintiff's Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $282,000, representing its share of the discounts and late fees and other fees and costs in the consolidated financial statements as of June 30, 1997. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.

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


BY:/s/Wayne H. Zarozny

Wayne H. Zarozny
Treasurer and Chief Accounting Officer of the
Krupp Corporation, a General Partner.

DATE: August 12, 1997