Form 10-K/A
period 1996-12-31
KRUPP REALTY LTD PARTNERSHIP V
filed 1997-10-01
CIK 721799

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                 FORM 10-K/A

AMENDMENT NO.  1

(Mark One)

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

The total number of pages in this document is 17.

ITEM 8.   FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

     See Appendix A to this report.

                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of September, 1997.

KRUPP REALTY LIMITED PARTNERSHIP-V

By:The Krupp Corporation, a General Partner


By:/s/ Wayne H. Zarozny
Wayne H. Zarozny
Treasurer of The Krupp Corporation

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


Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994F-5

Consolidated Statements of Changes in
Partners' Deficit
for the years ended December 31, 1996, 1995
and 1994 F-6


Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994F-7


Notes to Consolidated Financial StatementsF-8 - F-14


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



Boston, Massachusetts                   COOPERS & LYBRAND, L.L.P.
February 25, 1997

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1996 and 1995

                             ASSETS

                                               1996          1995


Multi-family apartment complexes, net of
accumulated depreciation of $38,066,263
and $34,745,814, respectively (Notes C and D)$32,598,192 $33,505,527
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

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1996, 1995 and 1994


                       1996              1995               1994
Revenue:
Rental (Note H)    $13,489,627       $13,695,050        $13,577,822
Interest income        170,634           144,710             74,591
Total revenue       13,660,261        13,839,760         13,652,413
Expenses:
Operating (Note E)   3,635,470         3,732,763          4,103,984
Maintenance            927,736           895,329            941,189
General and administrative
(Notes E and F)        323,652           170,943            141,403
Real estate taxes
 (Note I)            1,621,545         2,201,309          2,101,222
Management fees(Note e)442,295           512,462            438,049
Depreciation and
amortization         3,387,658         3,405,153          3,421,941
Interest (Note D)    3,440,980         3,717,178          3,954,839
Total expenses      13,779,336        14,635,137         15,102,627
Income (loss) before gain on sale of
property and extraordinary
loss                 (119,075)          (795,377)        (1,450,214)
Gain on sale of property
(Note C)                  -            3,265,789               -
Income (loss) before
extraordinary loss   (119,075)    2,470,412              (1,450,214)
Extraordinary loss
(Note D)                  -         (93,215)                   -
Net income (loss)
(Note J)        $  (119,075)    $ 2,377,197             $(1,450,214)

Allocation of net income (loss)(Note G):
Investor Limited Partners
(35,200 Units
outstanding)$  (117,884)        $ 2,353,425             $(1,435,712)
Per Unit of Investor
Limited Partner Interest:
Income (loss) before gain on
sale of property and
extraordinary loss $(3.35)      $ (22.37)               $    (40.79)
Gain on sale of property    -      91.85                         -
Extraordinary loss         -          (2.62)                   -
Net income (loss)   $     (3.35)$     66.86             $    (40.79)
  Original Limited Partner:
  Income before gain on sale
  of property and extra-
  ordinary loss                 $      -    $      -    $      -
       Gain on sale of property        -           -          -
       Extraordinary loss              -          -           -
       Net income               $      -   $      -     $      -
  General Partners:
  Loss before gain on sale
  of property and extra-
  ordinary loss                 $    (1,191)$    (7,954)$   (14,502)
  Gain on sale of property             -         32,658       -
  Extraordinary loss                   -          (932)       -
  Net income (loss)             $    (1,191)$    23,772$   (14,502)

             The accompanying notes are an integral
         part of the consolidated financial statements.


        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
      For the Years Ended December 31, 1996, 1995 and 1994
                          _____________


                      Investor  Original                Total
                      Limited   Limited    General     Partners'
                      Partners  Partner    Partners     Deficit

Balance at
December 31, 1993   $(7,467,998)$(234,539)$(384,898) $(8,087,435)

Net loss             (1,435,712)     -      (14,502)  (1,450,214)

Balance at
  December 31, 1994 (8,903,710) (234,539) (399,400)   (9,537,649)

Gain on sale of
  property, net       3,233,131     -        32,658    3,265,789

Early extinguishment
of debt                 (92,283)    -          (932)     (93,215)

Net loss               (787,423)     -       (7,954)    (795,377)

Balance at
December 31, 1995 (6,550,285) (234,539) (375,628)     (7,160,452)

Distributions (Note G)(704,000)(45,419)  (7,570)        (756,989)

Net loss (Note G)      (117,884)     -       (1,191)    (119,075)

Balance at
December 31, 1996   $(7,372,169)$(279,958)$(384,389) $(8,036,516)

The per Unit distribution for 1996 is $20.00.





















             The accompanying notes are an integral
         part of the consolidated financial statements.

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1996, 1995 and 1994

                                  1996        1995       1994
Operating activities:
  Net income (loss)          $  (119,075)$ 2,377,197 $(1,450,214)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:
Depreciation and amortization    3,387,658  3,405,153  3,421,941
     Gain on sale of property         -    (3,265,789)       -
     Extraordinary loss from early
       extinguishment of debt         -        93,215       -
     Decrease in cash restricted for
       tenant security deposits    130,341     78,078     50,299
     Decrease (increase)in prepaid
       expenses and other assets    (6,508)    197,690     42,165
     Decrease in accounts payable  (37,352)   (143,652)   (412,993)
      Decrease in accrued real
       estate taxes                   -      (235,473)    (30,880)
     Increase (decrease) in accrued
       expenses and other
       liabilities                  58,499    (36,033)     70,505
  Decrease in due to affiliates     (7,847) (1,231,933)   (119,068)

  Net cash provided by
  operating activities           3,405,716   1,238,453  1,571,755
Investing activities:
  Additions to fixed assets     (2,413,114) (1,539,727) (3,016,777)
  Decrease in replacement reserve
     escrow                         39,852    189,539    1,361,295
  Net consideration received from
     the sale of property             -     6,392,353       -
  Increase (decrease) in accounts
     payable related to fixed
     asset additions                  -      (189,020)    77,846
  Net cash provided by (used
  in) investing activities      (2,373,262)  4,853,145 (1,577,636)
Financing activities:
  Repayment of mortgage notes
     payable                          -    (4,050,721)       -
  Payment of prepayment premium       -       (78,179)       -
  Principal payments on
     mortgage notes payable       (530,699)   (538,813)   (542,839)
  Increase in deferred expenses       -          -       (12,138)
  Distributions                   (756,989)       -           -
    Net cash used in
    financing activities        (1,287,688) (4,667,713)   (554,977)

Net increase (decrease) in
  cash and cash equivalents       (255,234)  1,423,885   (560,858)
Cash and cash equivalents,
   beginning of year             2,022,328     598,443   1,159,301
Cash and cash equivalents,
  end of year                  $ 1,767,094 $ 2,022,328 $   598,443

 The accompanying notes are an integral
part of the consolidated financial statements.

KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.Organization

Krupp Realty Limited Partnership-V ("KRLP-V") was formed on June 16, 1983 by filing a Certificate of Limited Partnership in The
Commonwealth of Massachusetts.  KRLP-V
terminates on December 31, 2020, unless
earlier terminated upon the sale of the last of KRLP-V's properties or the occurrence of certain other events as set forth in the Partnership Agreement.

KRLP-V issued all of the General Partner
Interests to The Krupp Corporation ("Krupp
Corp.") (a Massachusetts corporation) and The
Krupp Company Limited Partnership-II ("KCLP-
II") (a Massachusetts limited partnership), in exchange for capital contributions aggregating
$1,000.  Except under certain limited
circumstances upon termination of KRLP-V, the General Partners are not required to make any additional capital contributions. KRLP-V also issued all of the Original Limited Partner
Interests to KCLP-II in exchange for a capital contribution of $4,000.

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

B.Significant Accounting Policies

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


                  Continued

   KRUPP REALTY LIMITED PARTNERSHIP-V AND
SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


B.Significant Accounting Policies - Continued

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

Rental Revenues

Leases require the payment of base rent
monthly in advance. Rental revenues are recorded on the accrual basis.
Depreciation

Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related assets as follows:

Buildings and improvements to 25 years
Appliances, carpeting and equipment3 to 5 years

Impairment of Long-Lived Assets

In accordance with Financial Accounting
Standard No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

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







                            Continued

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

C.Disposition of Real Estate Investment

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

D.Mortgage Notes Payable

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








                            Continued

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

D.Mortgage Notes Payable - Continued

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

E.Related Party Transactions

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





Continued

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

E.   Related Party Transactions - Continued

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

F.Legal Proceeding

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

G.Partners' Deficit

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

As of December 31, 1996 the following
cumulative partner contributions and
allocations have been made since inception of the Partnership:

          Investor      Original
          Limited       Limited     General
          Partners      Partner      Partners             Total

Capital contributions  $ 35,200,000 $4,000   $ 1,000   $ 35,205,000

Syndication costs       (4,501,000)     -         -      (4,501,000)

Distributions            (4,803,303) (296,898)  (49,482)  (5,149,683)

Net gains on capital
transactions              6,674,964     -       67,424    6,742,388

Net income (loss)
before capital
transactions            (39,942,830)   12,940  (403,331) (40,333,221)

Balance at
December 31, 1996      $ (7,372,169)$(279,958)$(384,389)$ (8,036,516)

H.  Future Base Rents Due Under Commercial Operating Leases

    Future base rent receivable under commercial operating leases for the years 1997 through 2001 is as follows:

                       1997               $  120,388
                       1998                   97,216
                       1999                   93,784
                       2000                   79,071
                       2001                   66,885
                       Thereafter             57,912


                             Continued

KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



I.Real Estate Taxes

During the third quarter of 1996, the
Partnership successfully petitioned for the reassessment of prior years' real estate taxes on Park Place Apartments. The Partnership received tax refunds toward the 1986, 1987, 1988 and 1990 real estate taxes totaling approximately $325,000, which is reflected as a reduction in the 1996 real estate tax expense.

J.Federal Income Taxes

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

The reconciliation of the net income (loss) reported in the accompanying Consolidated
Statement of Operations with the net income
(loss) reported in the Partnership's federal income tax return for the years ended December
31, 1996, 1995 and 1994 is as follows:

                                      1996        1995        1994
   Net income (loss) per Consolidated
   Statement of Operations         $ (119,075) $2,377,197 $(1,450,214)

        Difference between book and tax
            depreciation              (30,155)       540        5,917

        Difference between book and tax
            gain on sale of property      -       962,454        -

        Difference between book and tax
            legal adjustment          168,474        -           -

      Net income (loss) for federal
        income tax purposes        $   19,244  $3,340,191 $(1,444,297)

    The allocation of the net loss for federal income tax purposes for 1996 is as follows:
                              Portfolio     Passive
                                Income       Loss       Total

      General Partners        $   1,682   $  (1,489) $      193

      Original Limited Partner                 -           -
 -
      Investor Limited Partners  166,508    (147,457)    19,051
                              $ 168,190   $ (148,946)$   19,244

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