Form 10-Q
period 1997-09-30
KRUPP REALTY LTD PARTNERSHIP V
filed 1997-11-13
CIK 721799

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September
30, 1997

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

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                         September 30,December 31,
                                             1997        1996

Multi-family apartment complexes, net of
  accumulated depreciation of $40,660,816
  and $38,066,263, respectively          $30,975,574 $32,598,192
Cash and cash equivalents (Note 2)         1,382,317   1,767,094
Cash restricted for tenant security deposits             311,171
  307,908
Replacement reserve and repair escrows       558,917     689,656
Prepaid expenses and other assets          1,294,516   1,377,390
Deferred expenses, net of accumulated
  amortization of $519,540 and $469,134,
  respectively                               371,623     422,029

     Total assets                        $34,894,118 $37,162,269


                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                 $41,844,331 $42,270,255
  Accrued real estate taxes                1,245,000   1,660,000
  Accrued expenses and other liabilities   1,304,592   1,242,050
  Due to affiliates (Note 5)                  20,312      26,480

     Total liabilities                    44,414,235  45,198,785

Commitments and contingencies (Note 3)

Partners' deficit (Note 4):
  Investor Limited Partners
     (35,200 Units outstanding)           (8,751,918) (7,372,169)
  Original Limited Partner                  (368,974)   (279,958)
  General Partners                          (399,225)   (384,389)

     Total Partners' deficit              (9,520,117) (8,036,516)

Total liabilities and Partners' deficit  $34,894,118 $37,162,269






             The accompanying notes are an integral
         part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS




            For the Three Months Ended         For the Nine Months Ended
                  September 30,                      September 30,
                   1997           1996             1997         1996


Revenue:
Rental        $ 3,595,694  $ 3,395,929         $10,785,997 $10,032,114
Interest income    29,744       39,917             100,679     120,297

Total revenue  3,625,438     3,435,846          10,886,676 10,152,411

Expenses:
Operating (Note 5)939,133      998,402           2,879,276  2,905,598
  Maintenance     340,723      219,274             748,721    612,665
  General and adminis-
  trative (Note 5) 41,169       27,799             174,790     74,835
  Real estate taxes
  (Note 6)       522,760      163,247            1,496,052  1,130,881
Management fees (Note 5)
                 119,550      106,891              360,962    349,586
  Depreciation and
  amortization   917,833      850,196            2,644,959  2,477,521
  Interest      847,458       858,784            2,551,538  2,584,814

Total expenses 3,728,626    3,224,593           10,856,298 10,135,900

Net income (loss)$  (103,188)$   211,253       $    30,378$    16,511

Allocation of net income
  (loss) (Note 4):

  Investor Limited Partners
  (35,200 Units
  outstanding)$  (102,156)$   196,465          $    28,251$    15,355

Investor Limited Partners
Per Unit$     (2.90)   $      5.58  $       .80           $       .44

Original Limited Partner$      -  $   12,675 $    1,823   $       991

General Partners$    (1,032)$     2,113        $     304  $       165














                The accompanying notes are an integral
part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              For the Nine Months
                                               Ended September 30,

                                              1997       1996
Operating activities:
  Net income                               $   30,378  $  16,511
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Interest earned on replacement reserve and
          repair escrows                      (13,307)   (13,746)
       Depreciation and amortization        2,644,959   2,477,521
       Changes in assets and liabilities:
          Decrease (increase) in cash restricted
            for tenant security deposits       (3,263)      61,417
          Decrease in prepaid expenses and other
            assets                             82,874     344,004
     Decrease in accrued real estate taxes   (415,000)  (415,000)
          Increase (decrease) in accrued expenses
            and other liabilities              59,750     (64,520)
          Decrease in due to affiliates        (6,168)    (34,327)

            Net cash provided by operating
               activities                   2,380,223   2,371,860

Investing activities:
  Deposits to replacement reserve escrow     (159,684)  (159,684)
  Withdrawals from replacement reserve and repair
     escrows                                  303,730     258,489
  Additions to fixed assets                  (971,935) (1,132,116)
Increase in accrued expenses and other
liabilities related to fixed asset additions     2,792        -

Net cash used in investing
activities                                  (825,097)  (1,033,311)

Financing activities:
Principal payments on mortgage notes payable(425,924)    (394,147)
  Distributions                            (1,513,979)   (756,989)

            Net cash used in financing
               activities                  (1,939,903) (1,151,136)

Net increase (decrease) in cash and cash
  equivalents                                (384,777)     187,413

Cash and cash equivalents, beginning of period 1,767,094 2,022,328

Cash and cash equivalents, end of period   $1,382,317$  2,209,741








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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of September 30, 1997, its results of operations for the three and nine months ended
September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. Certain prior year balances have been reclassified to conform with current period financial statement presentation.

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                     September 30,December 31,
                                         1997        1996
   Cash and money market accounts    $    637,253$ 1,484,612
   Commercial paper                       745,064    282,482

                                     $  1,382,317$ 1,767,094

At September 30, 1997, commercial paper
represents corporate issues maturing in the fourth quarter of 1997. At September 30,
1997, the carrying value of the Partnership's investment in commercial paper approximates fair value.













Continued

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



(3)Legal Proceeding

The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place Apartments ("Park Place") and Marine Terrace Apartments, a previously owned property. The central issue of the complaint was whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation and reasonable attorneys' fees. To be eligible for such damages, plaintiffs must prove that the defendants deliberately used a provision prohibited by the ordinance.

During 1994, the Court ruled in favor of the defendants, and accepted the Partnership's
Motion to Dismiss the Plaintiffs' Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case was remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $282,000, representing its share of the discounts and late fees and other fees and costs, in the consolidated financial statements as of September 30, 1997. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.

(4)
   Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the nine months ended September 30, 1997 is as follows:

                        Investor  Original             Total
                        Limited   Limited  General     Partners'
                      Partners    Partner  Partners    Deficit
   Balance at
   December 31, 1996  $(7,372,169)$(279,958)$(384,389)$(8,036,516)

   Net income              28,251    1,823       304      30,378

   Distributions       (1,408,000)  (90,839)  (15,140) (1,513,979)

   Balance at
September 30, 1997    $(8,751,918)$(368,974)$(399,225)$(9,520,117)












Continued
         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


(5)Related Party Transactions

The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of the gross receipts from the properties under management.
These management agreements were sold to BRI
OP Limited Partnership, a subsidiary of
Berkshire Realty Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February
28, 1997. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                     For the Three Months         For the Nine Months
                      Ended September 30,         Ended September 30,
                       1997       1996              1997    1996

Property management fees$119,550  $106,891       $360,962 $349,586

Expense reimbursements    76,698    71,414         239,883  210,707

Charged to operations    $196,248  $178,305       $600,845 $560,293

Due to affiliates consisted of expense
reimbursements of $20,312 and $26,480   at
September 30, 1997 and December 31, 1996, respectively.

   In addition to the amounts above,
   refinancing costs of $37,500 and $0 were paid to the General Partners or their affiliates at September 30, 1997 and December 31, 1996, respectively.

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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operating performance of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners.
Beginning with the distribution paid in
February, 1997, the annual distribution rate was increased from $20.00 per Unit, to $40.00 per Unit, based on sufficient Cash Flow and working capital reserves.

The Partnership's properties, Century II
Apartments ("Century") and Park Place
Apartments ("Park Place"), have spent
approximately $972,000 to date and are
anticipated to spend approximately $2,060,000 for capital improvements in 1997 to remain competitive in their respective markets.
These improvements include catwalk and
pavement upgrades at Century, the replacement of fitness equipment, the refurbishment of the elevator and interior improvements at Park
Place, and new appliances at both properties.
The Partnership expects to fund these
improvements from established reserves and cash generated from the properties.

Currently, the General Partners are in the process of refinancing the Century mortgage note which is expected to be completed during the fourth quarter. The refinancing should, if concluded, result in significant savings to the Partnership.

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Park Place and Century Apartments) for the three and nine months ended September
30, 1997 and 1996.

Net income decreased for the three months ended September 30, 1997 when compared to the same period in 1996, as the increase in expenses more than offset the increase in revenue. Net income increased slightly for the nine months ended September 30, 1997 as compared to September 30, 1996, as the increase in revenue exceeded the increase in expenses.









Continued
   KRUPP REALTY LIMITED PARTNERSHIP-V AND
SUBSIDIARY


Operations - Continued

Total revenue for the three and nine months ended September 30, 1997 increased when compared to the same periods in 1996, primarily due to increases in average occupancy at both Park Place and Century.
Average occupancy rates at Century of 99% and 95% for the three and nine months ended
September 30, 1996, respectively, increased to 100% for both the three and nine months ended
September 30, 1997. At Park Place, occupancy rose from an average of 97% for the two periods in 1996 to an average of 99% in 1997.
The Partnership's properties continue to enjoy strong occupancy as capital improvements, including an appliance replacement program at Century and a new fitness center at Park
Place, have strengthened leasing efforts at the properties. Interest income decreased as investments in commercial paper have declined as a direct result of the 100% increase in the semiannual distributions paid in 1997.

Total expenses for the three and nine months ended September 30, 1997 increased when compared to the same periods in 1996 as a result of increases in maintenance, general and administrative, real estate tax and depreciation expenses. Maintenance expense increased due to payment of the insurance deductible for flood damage at Park Place and preventive maintenance at both of the Partnership's properties, including interior painting and environmental upgrades. The increase in general and administrative expense was due to the increase in costs incurred in connection with the operation of the Partnership, including the preparation and mailing of reports and other communications to the investors, and an increase in Partnership legal costs relating to the unsolicited tender offers made to purchase Partnership Units during the year. The increase in real estate tax expense was due to a refund of prior years' real estate taxes which was received in the third quarter of 1996 and reflected as a reduction of the third quarter 1996 expense.
The Partnership successfully petitioned for the reassessment of prior years' real estate taxes on Park Place and received real estate tax refunds toward the 1986, 1987, 1988 and 1990 tax years totaling approximately
$325,000, of which approximately $305,000 was received in the third quarter of 1996.
Depreciation expense increased in conjunction with the extensive capital improvement programs completed at the end of 1996.



























   KRUPP REALTY LIMITED PARTNERSHIP-V AND
SUBSIDIARY

         PART II - OTHER INFORMATION


Item 1.Legal Proceedings

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

During 1994, the Court ruled in favor of the defendants, and accepted the Partnership's
Motion to Dismiss the Plaintiffs' Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case was remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $282,000, representing its share of the discounts and late fees and other fees and costs, in the consolidated financial statements as of September 30, 1997. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.

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



DATE: November 12, 1997