Form 10-K
period 1997-12-31
KRUPP REALTY LTD PARTNERSHIP V
filed 1998-03-30
CIK 721799

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-K

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [NO FEE REQUIRED]

          For the fiscal year ended
December 31, 1997

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

The exhibit index is located on pages 9-12.

The total number of pages in this document is 30.
                   PART I

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

As of December 31, 1997, the Partnership did not employ any personnel.

ITEM 2.          PROPERTIES

As of December 31, 1997, the Partnership had leveraged investments in two apartment complexes having an aggregate of 1,369 units.
One of the complexes has an additional 18,417 square feet of leasable commercial space.

A summary of the Partnership's real estate investments is presented below. Schedule III included in Item 8 (Appendix A) of this report contains additional detailed information with respect to individual properties.

                             Total Units/        Average Occupancy
                                Current         For the Year Ended

                     Year of    Leasable           December 31,
          DescriptionAcquisitionSquare Footage1997199619951994 1993

Century II Apts.
Cockeysville, Maryland 1984   468 Units    100%  96%  92%  92% 91%

Park Place Tower Apts.      901 Units       99%  96%  94%  94% 94%
Chicago, Illinois 1984   18,417 Sq. Ft.     64%  76%  83%  83% 80%

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place Apartments ("Park Place") and Marine Terrace Apartments. The central issue of the complaint is whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation and reasonable attorneys' fees. To be eligible for such damages plaintiffs must prove that the defendants deliberately used a provision prohibited by the ordinance.

During  1994, the Court ruled in
favor of the defendants, and accepted the Partnership's Motion to Dismiss the
Plaintiff's Third Amended Complaint. The plaintiffs filed an appeal with the Appellate
Court of Illinois, First District.  During
1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $282,000, representing its share of the discounts and late fees, plus estimated legal costs, in the 1997 consolidated financial statements. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.

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

The number of Investor Limited Partners as of December 31, 1997 was approximately 2,300.

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

In 1995, the General Partners determined that there was sufficient Cash Flow, as calculated under section 8.2 (a) of the Partnership
Agreement ("Cash Flow"), and working capital reserves to reinstate distributions. These semiannual distributions, which commenced in the first quarter of 1996, are paid at an annual rate of $20.00 per Unit. The General
Partners believed there was sufficient Cash
Flow and working capital reserves to increase the annual distribution rate to the current rate of $40.00 per Unit in 1997.

The Partnership made the following
distributions to its Partners during the years ended December 31, 1997 and 1996:


                                 Year Ended December 31,

                                 1997                   1996

                           Amount    Per Unit    Amount   Per Unit
Limited Partners:

  Investor Limited Partners
      (35,200 Units
      outstanding)       $1,408,000  $40.00     $704,000  $20.00

  Original Limited Partner   90,839            45,419

General Partners             15,140             7,570
                         $1,513,979          $756,989

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

                        1997       1996       1995       1994        1993

Total revenue       $14,523,598 $13,660,261 $13,839,760 $13,652,413$13,684,206

Loss before gain from
  capital transactions (304,383)  (119,075)   (795,377) (1,450,214) (3,921,897)

Gain on sale of
  property                -           -     3,265,789       -           -

Income (loss) before
  extraordinary loss  (304,383)   (119,075)  2,470,412 (1,450,214) (3,921,897)

Extraordinary loss     (288,156)      -       (93,215)       -          -

Net income (loss)      (592,539)   (119,075)  2,377,197 (1,450,214) (3,921,897)

Net income (loss)
  allocated to:

  Investor Limited
  Partners          (586,614)   (117,884)  2,353,425 (1,435,712) (3,882,678)
  Per Unit          (16.67)      (3.35)      66.86     (40.79)    (110.30)

  Original Limited
     Partner               -          -           -          -          -

  General Partners       (5,925)   (1,191)     23,772     (14,502)    (39,219)

Total assets at
  December 31,       35,457,032 37,162,269 38,555,732  42,604,180 45,011,823

Long-term obligations
  at December 31,    41,848,811 41,700,453 42,273,669  46,805,538 47,392,245

Distributions:

  Investor Limited
     Partners         1,408,000    704,000       -           -        25,936
          Per Unit       40.00      20.00        -           -           .74

  Original
     Limited Partner    90,839      45,419       -           -         1,673

  General Partners       15,140      7,570       -           -           279


The Selected Financial Data results for the periods presented are not comparable due to the sale of Marine Terrace on July 19, 1995.

The per Unit distibutions for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 were $40.00, $20.00, $0, $0 and $.74, respectively, none of which represented a return of capital.

Prior performance of the Partnership is not necessarily indicative of future operations.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

The Partnersip's ability to generate cash adequate to meet its needs is dependent primarily upon the operating performance of its real estate investments. Such ability would also be impacted by the future availability of bank borrowing sources as current debt matures. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In 1995, the General Partners determined that there was sufficient Cash Flow and working capital reserves to reinstate distributions. These semiannual distributions commenced in the first quarter of 1996 at an annual rate of $20.00 per Unit. Beginning with the distribution paid in February 1997, the annual distribution rate was increased from $20.00 per Unit, to $40.00 per Unit, based on sufficient cash flow and working capital reserves.

On July 19, 1995, the Partnership sold Marine Terrace Apartments, a 187-unit apartment complex located in Chicago,Illinois, for cash proceeds and other considerations which totaled $6,436,505. Proceeds from the sale were used to pay closing costs of $44,152, to repay the existing mortgage note on the property of $4,050,721 and to satisfy other Partnership liabilities. For financial reporting purposes, the Partnership realized a gain of $3,265,789 on the sale. The gain was calculated as the difference between net consideration received, less net book value of the property.

On December 10, 1997, the Partnership completed the refinancing of the Century II Apartments ("Century") mortgage note. The property was refinanced with a $11,000,000 non-recourse mortgage note payable at the rate of 6.75% per annum with monthly principal and interest payments of $71,346. The Partnership used the majority of the proceeds from the refinancing to repay the existing mortgage note on the property of $10,309,332, pay closing costs of $227,478, to pay a prepayment premium of $210,825 and to establish various escrows.

The Partnership's major capital improvement project, the repair of Park Place Tower Apartments' ("Park Place") building facade, was completed in the fourth quarter of 1995. The external improvements, along with extensive interior improvements, were funded from established reserves and cash generated by the property. The completion of these improvements has greatly enhanced the appearance of the property and has resulted in both increased rents and occupancy. The Partnership's properties, Century and Park Place, are expected to spend approximately $2,408,000 for capital improvements in 1998 in order to remain competitive in their respective markets. These improvements include floor covering, pavement upgrades and appliance replacements, as well as interior improvements and refurbishment of the elevator and convenience store at Park Place. The Partnership expects to fund these improvements from established reserves and cash generated from property operations.

Operations

The following discussion relates to the operations of the Partnership and its properties (Park Place Tower and Century II Apartments) for the years ended December 31, 1997, 1996 and 1995.

1997 compared to 1996

Net loss, before extraordinary loss, increased in 1997 when compared to 1996 as the increase in total expenses more than offset the increase in revenue.

Total revenue increased in 1997 when compared to 1996, primarily due to increases in average occupancy at both Park Place and Century, as well as increased rental rates at Park Place. Average occupancy rates at Century increased from 96% to 100% in 1996 and 1997, respectively.
Average residential occupancy rates at Park Place rose from 96% to 99% in 1996 and 1997, respectively. The Partnership's properties enjoy strong occupancy as capital improvements, including an appliance replacement program at Century and a new fitness center at Park Place, have strenthened leasing efforts at the properties. Interest income decreased as investements in commercial paper declined as a direct result of the 100% increase in the semiannual distributions paid in 1997.

Total expenses increased in 1997 when compared to 1996 as a result of increases in maintenance, real estate tax and depreciation expenses. Maintenance expense increased due to payment of the insurance deductible for flood damage at Park Place, repairs to the heating and air conditioning system at Park Place and other preventive maintenance at both of the Partnership's properties, including interior painting and drainage upgrades. The increase in real estate tax expense was due to refunds of prior years' real estate taxes received in 1996 for Park Place toward the 1986, 1987, 1988 and 1990 tax years totaling approximately $325,000. Additionally, 1997 real estate tax expense increased due to an increase in the assessed value of Park Place. Depreciation expense increased in conjunction with capital improvement expenditures.

1996 compared to 1995

Net income, after giving effect to the sale of Marine Terrace, increased in 1996 as compared to 1995 as in increase in revenue more than offset the increase in total expenses.

Average residential occupancy at Century and Park Place increased 4% and 2% respectively from 1995 to 1996. This, as well as increased rental rates at both properties, contributed to the rise in rental income, excluding Marine Terrace's revenues. Interest income for the Partnership increased in 1996, primarily from increased average cash and cash equivalent balances during 1996 which resulted from the sale of Marine Terrace in the third quarter of 1995.

Total expenses, after giving effect to the sale of Marine Terrace, increased in 1996 as compared to 1995, as the rise in operating and maintenance expenses more than offset the decrease in real estate taxes. The increase in operating expense was due to prior years' insurance refunds received in 1995 combined with an increase in advertising and leasing at both Century and Park Place. These additional advertising and leasing costs, along with the property enhancements discussed above, increased occupancy rates at both properties and allowed management to maintain these high occupancies throughout 1996. Maintenance expense increased a flowers were replanted at Park Place and the interiors of the buildings at both Century and Park Place were painted in 1996.
The decrease in real estate taxes was attributed to the successful petition for the reassessment of prior years' real estate taxes on Park Place in 1996. The Partership received real estate tax refunds related to the 1986, 1987, 1988, and 1990 tax years totaling approximately $325,000 in 1996. The refunds were reflected as reductions in the 1996 real estate tax expense. The increase in depreciation expense was directly related to the extensive capital improvement project at Park Place which was completed in 1995.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEE APPENDIX A TO THIS REPORT.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


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

                               Position with
       Name and Age        The Krupp Corporation

       Douglas Krupp (51)  President and Co-Chairman of the Board

       George Krupp (53)   Co-Chairman of the Board

       Wayne H. Zarozny (39)Treasurer

  Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the company.
Mr. Krupp is a graduate of Bryant College.  In
1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990.
Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company,
Inc. (NYSE-BRI) and Harborside Healthcare
(NYSE-HBR). Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government
Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.
George Krupp is Douglas Krupp's brother.

  George Krupp is the Co-Chairman and Co-
Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Mr. Krupp received his undergraduate education from the University of Pennsylvania and Harvard
University Extension School and holds a
Master's degree in History from Brown
University.

  Wayne H. Zarozny is Vice President of the
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for accounting and financial reporting, treasury, accounts payable and payroll activities. Prior to joining The
Berkshire Group, he was an audit supervisor for Panell Kerr Forster International and on the audit staff of Deloitte, Haskins and Sells, in Boston. He received a B.S. degree from Bryant College, a Master's degree in Business Administration from Clark University and is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

  The Partnership has no directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of December 31, 1997, beneficial owners of record owning more than 5% of the Partnership's 35,200 outstanding Units were as follows:

   Title     Name and Address            Amount and Nature  Percent
    of              of                           of           of
   Class     Beneficial Owner           Beneficial Ownership Class

   Investor       Equity Resource Fund XIX L.P.
   Limited 14 Story Street
  Partner  Cambridge, MA 02138
  Units                                         125.00 Units   .35%

  Investor                              Equity Resource General Fund
L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          20.00 Units   .06%

  Investor                              Equity Resource Fund XVII L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                       1,559.50 Units  4.43%

  Investor     Equity Fund XIX L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                         225.00 Units   .64%

           Total                              1,929.50 Units  5.48%

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

          (10.5) Assignment of General Partners interests in Krupp Realty
                 Park Place - Chicago Limited Partnership by The Krupp Corporation to Krupp Realty Limited Partnership-V dated March 15, 1989 [Exhibit 6 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

          (10.6) Written Consent of Directors of The Krupp Corporation dated April 18, 1989 assigning beneficial interest in Park Place Apartments to Krupp Realty Park Place - Chicago Limited Partnership [Exhibit 7 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

          (10.7) Property Management Agreement, dated May 4, 1984 between
                 Krupp Realty Limited Partnership-V, as Owner, and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc. [Exhibit 10.18 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

          (10.8) Loan Modification/Cancellation Agreement dated September
                 14, 1993 between South Chicago Bank, as Trustee, and Krupp Realty Park Place - Chicago Limited Partnership (File No. 0-11985).*

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

          (10.12) Agreement of Sale, dated September 18, 1984 between the Partners of Century III Associates and Douglas Krupp and related exhibits including Mortgage Notes and Related Mortgages [Exhibit 1 to Registrant's Report on Form 8-K dated October 11, 1984 (File No. 0-11985)].*

          (10.13) Assignment of Partnership Interest in Century III Associates dated October 10, 1984 by the Partners of Century III Associates to The Krupp Company Limited Partnership-II, The Krupp Corporation and Krupp Realty Limited Partnership-V [Exhibit 2 to Registrant's Report on Form 8-K dated October 11, 1984 (File No. 0-11985)].*

          (10.14) Fifth, Sixth and Seventh Amended and Restated Limited Partnership Agreement of Century III Associates Limited Partnership [Exhibit 3 to Registrant's Report on Form 8-K dated October 11, 1984 (File No. 0-11985)].*

          (10.15) Assignment of Beneficial Interest in Century III Associates from The Krupp Company Limited Partnership-II and The Krupp Corporation to Krupp Realty Limited Partnership-V. [Exhibit 10.32 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

          (10.16) Property Management Agreement, dated October 11, 1984 between Krupp Realty Limited Partnership-V, as Owner, and BRI OP Limited Partnership, formerly known as Berkshire Property Management, an affiliate of Berkshire Realty Company, Inc. [Exhibit 10.33 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

          (10.17) Third Amended and Restated Promissory Note dated April 27, 1989 between Century III Associates Limited Partnership and Bankers United Life Assurance Company. [Exhibit 8 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

          (10.18) Third Amended and Restated Deed of Trust dated April 27, 1989 between Century III Associates Limited Partnership and Bankers United Life Assurance Company. [Exhibit 9 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

          (10.19) Multifamily Note dated December 10, 1997 between Century III Associates Limited Partnership and Reilly Mortgage Group, Inc.+


          (10.20) Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 8, 1997 between Century III Associates Limited Partnership and Trust Company of Chicago and Reilly Mortgage Group, Inc.+

     * Incorporated by reference.
     + Filed herein.

(c)  Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 1997, the Partnership did not file any reports on Form 8-K.
                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.

                            KRUPP REALTY LIMITED PARTNERSHIP-V

                            By:
                            The Krupp Corporation, a General Partner


                            By:/s/ Douglas Krupp
                                Douglas Krupp, President, Co-Chairman
                                (Principal Executive Officer)
                                and Director of The Krupp Corporation



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 24th day of March, 1998.

Signatures                  Titles


/s/ Douglas Krupp               President, Co-Chairman (Principal Executive
Douglas Krupp               Officer) and Director of The Krupp
Corporation, a General Partner.


/s/ George Krupp                Co-Chairman (Principal Executive Officer)
George Krupp                and Director of The Krupp Corporation, a
                            General Partner.


/s/ Wayne H. Zarozny            Treasurer of The Krupp Corporation, a
Wayne H. Zarozny            General Partner.

                               APPENDIX A

            KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY













             CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                           ITEM 8 OF FORM 10-K

         ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                  For the Year Ended December 31, 1997

            KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





Report of Independent Accountants         F-3


Consolidated Balance Sheets at December 31,
1997 and
December 31, 1996                         F-4


Consolidated Statements of Operations for the
years ended
December 31, 1997, 1996 and 1995          F-5


Consolidated Statements of Changes in
Partners' Deficit
for the years ended December 31, 1997, 1996
and 1995                                  F-6


Consolidated Statements of Cash Flows for the
years ended
December 31, 1997, 1996 and 1995          F-7


Notes to Consolidated Financial StatementsF-8 - F-15


Schedule III - Real Estate and Accumulated
Depreciation                      F-16 - F-17



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Realty Limited Partnership-V and Subsidiary as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Boston, Massachusetts         COOPERS &
LYBRAND L.L.P.
February 2, 1998

   KRUPP REALTY LIMITED PARTNERSHIP-V AND
SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS
                       December 31, 1997 and 1996


                                 ASSETS

                                               1997       1996

Multi-family apartment complexes, net of
  accumulated depreciation of $41,602,481
and $38,066,263, respectively (Notes D and E)$30,790,070$32,598,192
Cash and cash equivalents (Note C)             802,726  1,767,094
Cash restricted for tenant security deposits    294,572    307,908
Replacement reserve and repair escrows (Note E) 399,771    689,656
Prepaid expenses and other assets            2,662,138  1,377,390
Deferred expenses, net of accumulated
  amortization of $48,332 and $469,134,
  respectively (Note F)                        507,755    422,029

     Total assets                          $35,457,032$37,162,269



                 LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Notes D and E)   $42,400,979$42,270,255
  Accrued real estate taxes                  1,950,000  1,660,000
  Accrued expenses and other liabilities     1,249,087  1,242,050
  Due to affiliates (Note F)                      -        26,480

     Total liabilities                      45,600,066 45,198,785

Commitments and contingencies (Note G)

Partners' deficit (Note H):
  Investor Limited Partners
     (35,200 Units outstanding)             (9,366,783) (7,372,169)
     Original Limited Partner                 (370,797)   (279,958)
  General Partners                            (405,454)   (384,389)

     Total Partners' deficit               (10,143,034) (8,036,516)

Total liabilities and Partners' deficit    $35,457,032$37,162,269















              The accompanying notes are an integral
       part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1997, 1996 and 1995


              1997                  1996                    1995
Revenue:
Rental (Note I)$14,395,306      $13,489,627             $13,695,050
Interest income    128,292          170,634                 144,710
Total revenue   14,523,598       13,660,261              13,839,760
Expenses:
  Operating (Note F)  3,629,513   3,635,470               3,732,763
  Maintenance         1,136,671     927,736                 895,329
  General and administrative
     (Notes F and G)   324,660      323,652                 170,943
Real estate taxes(Note J)2,280,910  1,621,545             2,201,309
Management fees (Note F) 475,569      442,295               512,462
Depreciation and amortization 3,600,639 3,387,658         3,405,153
  Interest (Note E)  3,380,019    3,440,980               3,717,178
     Total expenses 14,827,981   13,779,336              14,635,137
  Loss before gain on sale of property
  and extraordinary loss (304,383)   (119,075)             (795,377)
Gain on sale of property (Note D)       -          -      3,265,789
     Income (loss) before
       extraordinary loss(304,383)   (119,075)            2,470,412
Extraordinary loss (Note E)   (288,156)         -           (93,215)
Net income (loss) (Note K)$  (592,539)$  (119,075)      $ 2,377,197

Allocation of net income (loss)(Note H):
  Investor Limited Partners
     (35,200 Units outstanding) $  (586,614)$  (117,884)$ 2,353,425
  Per Unit of Investor
     Limited Partner Interest:
       Loss before gain on sale of
          property and extraordinary
          loss                  $     (8.56)$   (3.35)  $    (22.37)
       Gain on sale of property        -           -      91.85
       Extraordinary loss             (8.11)       -         (2.62)
       Net income (loss)        $    (16.67)$     (3.35)$     66.86
  Original Limited Partner:
       Loss before gain on sale
          of property and extra-
          ordinary loss         $      -    $      -    $      -
       Gain on sale of property        -           -        -
       Extraordinary loss              -          -            -
       Net income (loss)        $      -   $      -     $      -
  General Partners:
       Loss before gain on sale
          of property and extra-
          ordinary loss         $    (3,044)$ (1,191)   $    (7,954)
       Gain on sale of property        -           -         32,658
       Extraordinary loss            (2,881)     -             (932)
       Net income (loss)        $    (5,925)$    (1,191)$    23,772

             The accompanying notes are an integral
         part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
      For the Years Ended December 31, 1997, 1996 and 1995



                      Investor  Original               Total
                      Limited   Limited    General    Partners'
                      Partners  Partner    Partners    Deficit

Balance at
  December 31, 1994$(8,903,710)$(234,539)$(399,400)$ (9,537,649)

Gain on sale of
  property, net       3,233,131     -        32,658    3,265,789

Early extinguishment
  of debt             (92,283)     -           (932)     (93,215)

Loss before
  extraordinary loss   (787,423)     -      (7,954)    (795,377)

Balance at
  December 31, 1995 (6,550,285) (234,539) (375,628)  (7,160,452)

Distributions          (704,000) (45,419)    (7,570)    (756,989)

Net loss               (117,884)     -       (1,191)    (119,075)

Balance at
  December 31, 1996 (7,372,169) (279,958) (384,389)  (8,036,516)

Distributions (Note H)(1,408,000)(90,839)   (15,140)  (1,513,979)

Early extinguishment
  of debt              (285,275)     -       (2,881)    (288,156)

Loss before
  extraordinary loss
    (Note H)           (301,339)     -       (3,044)    (304,383)

Balance at
  December 31, 1997$(9,366,783)$(370,797)$(405,454)$(10,143,034)

The per Unit distributions for the years ended
December 31, 1997, 1996 and 1995 were $40.00,
$20.00 and $0, respectively, none of which represents a return of capital for tax purposes.












             The accompanying notes are an integral
         part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1997, 1996 and 1995


                                    1997       1996       1995
Operating activities:
  Net income (loss)             $  (592,539)$  (119,075)$ 2,377,197
  Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:
     Interest earned on replacement
       reserve and repair escrows   (17,068)    (27,713)    (30,520)
     Depreciation and amortization  3,600,639  3,387,658  3,405,153
     Gain on sale of property          -          -     (3,265,789)
     Extraordinary loss from early
       extinguishment of debt       288,156       -         93,215
     Changes in assets and liabilities:
       Decrease in cash restricted for
          tenant security deposits   13,336    130,341      78,078
       Decrease (increase) in prepaid
          expenses and other assets(1,284,748) (6,508)     197,690
       Decrease in accounts payable      (83) (37,352)   (143,652)
       Increase (decrease) in accrued
          real estate taxes         290,000      -        (235,473)
       Increase (decrease) in accrued
          expenses and other
          liabilities                 7,120     58,499    (36,033)
  Decrease in due to affiliates     (26,480)     (7,847) (1,231,933)
          Net cash provided by
            operating activities  2,278,333  3,378,003  1,207,933
Investing activities:
  Deposits to replacement reserve
     escrow                        (212,912) (212,912)   (212,912)
  Withdrawals from replacement
     reserve and repair escrows     519,865   280,477      432,971
  Additions to fixed assets      (1,728,096) (2,413,114) (1,539,727)
  Net consideration received from
     the sale of property              -          -      6,392,353
  Increase (decrease) in accounts
     payable related to fixed
     asset additions                   -          -       (189,020)
          Net cash provided by (used
            in) investing
            activities           (1,421,143) (2,345,549)  4,883,665
Financing activities:
  Proceeds from mortgage note payable       11,000,000       -       -
  Repayment of mortgage notes
     payable                    (10,309,332)       -    (4,050,721)
  Payment of prepayment premium    (210,825)       -       (78,179)
  Principal payments on
     mortgage notes payable        (559,944) (530,699)  (538,813)
  Increase in deferred expenses    (227,478)      -           -
  Distributions                  (1,513,979) (756,989)       -
       Net cash used in
       financing activities      (1,821,558) (1,287,688) (4,667,713)

Net increase (decrease) in
  cash and cash equivalents        (964,368) (255,234)  1,423,885
Cash and cash equivalents,
   beginning of year              1,767,094  2,022,328    598,443
Cash and cash equivalents,
  end of year                   $   802,726$ 1,767,094$ 2,022,328

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

On March 20, 1989, the General Partners formed
Krupp Realty Park Place-Chicago Limited
Partnership ("Realty-V") as a prerequisite for the refinancing of Park Place Tower Apartments
("Park Place").  At the same time, the General
Partners transferred ownership of Park Place to Realty-V. The General Partner of Realty-V is Krupp Corp. The Limited Partner of Realty-
V is KRLP-V. Krupp Corp. has beneficially assigned its interest in Realty-V to KRLP-V.
KRLP-V and Realty-V are collectively known as Krupp Realty Limited Partnership-V and
Subsidiary (collectively referred to herein as the "Partnership").

B.Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes
(see Note K).

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


               Continued
   KRUPP REALTY LIMITED PARTNERSHIP-V AND
SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


B.Significant Accounting Policies, Continued

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

Rental Revenues

Leases require the payment of base rent
monthly in advance. Rental revenues are recorded on the accrual basis.
Depreciation

Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related assets as follows:

Buildings and improvements5 to 25 years
Appliances, carpeting and equipment3 to  8
years

Impairment of Long-Lived Assets
Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No.
121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets.
Upon determination that an impairment has occurred, those assets shall be reduced to fair value.

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

Reclassifications

Certain prior year balances have been
reclassified to conform with current year consolidated financial statement presentation.





               Continued
   KRUPP REALTY LIMITED PARTNERSHIP-V AND
SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


C.   Cash and Cash Equivalents

  Cash and cash equivalents consisted of the following:

                                      December 31,
                                   1997         1996

Cash and money market accounts $   802,726$   282,482
     Commercial paper                 -     1,484,612

                               $   802,726$ 1,767,094

D.Disposition of Real Estate Investment

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

E.       Mortgage Notes Payable

The properties owned by the Partnership are pledged as collateral for the non-recourse mortgage notes outstanding at December 31, 1997 and 1996. Mortgage notes payable consisted of the following:

                                               Annual
                                              Interest
                                Principal                    Rate
      Property              1997          1996           1997   1996
  Maturity Date

  Century II
  Apartments $11,000,000 $10,450,896  6.75%  10.625% January 1, 2008

  Park Place
  Tower Apartments   31,400,979 31,819,359    6.75%  6.750%May 1, 2024

     Total          $42,400,979           $42,270,255















Continued
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


E.Mortgage Notes Payable, Continued

Century II Apartments

On December 10, 1997, the Partnership
completed the refinancing of the Century II
Apartments mortgage note. The property was refinanced with a $11,000,000 non-recourse mortgage note payable at the rate of 6.75% per annum with monthly principal and interest payments of $71,346. The mortgage note, which is collateralized by the property, matures on January 1, 2008 at which time the remaining principal (approximately $9,401,537) and accrued interest are due. The note may be prepaid, subject to a prepayment penalty, at any time with 30 days notice. The Partnership used the majority of the proceeds from the refinancing to repay the existing mortgage note on the property of $10,309,332, pay closing costs of $227,478, to pay a prepayment premium of $210,825 and to establish various escrows. The prepayment premium as well as unamortized deferred mortgage costs of
$77,331, are reported in the Statement of Operations as an extraordinary loss from early extinguishment of debt for the year ended
December 31, 1997.

At December 31, 1996, the property was subject to a non-recourse first mortgage note of $11,000,000, which was payable in equal monthly installments of principal and interest of $104,844, based on a 25-year amortization schedule.

Based on the borrowing rates currently
available to the Partnership for bank loans with similar terms and average maturities, the fair value of long term debt is approximately
$10,470,000 and $11,430,000 for the years
ended December 31, 1997 and 1996,
respectively.

Park Place Tower Apartments

The property is subject to a non-recourse mortgage note in the original amount of $33,000,000, dated September 15, 1993, held by the U.S. Department of Housing and Urban
Development ("HUD"). The note is payable in equal monthly installments of principal and interest of $212,783, based on a 31-year amortization. At maturity, all unpaid principal (approximately $1,457,000) and any accrued interest are due. The note may not be prepaid prior to October 1, 1998. In the event prepayment of principal occurs any time after this date, a prepayment premium shall be due, based on a declining premium rate of 5% to 0% of the outstanding principal balance over a period of 5 years. As stipulated in the Regulatory Agreement with HUD, the Partnership makes monthly deposits of $17,743 in an established reserve for replacements to be used for improvements. Under the terms of the loan, HUD restricts the distribution of funds to Surplus Cash, as defined by HUD in the Regulatory Agreement.

Since the mortgage note cannot be prepaid prior to October 1, 1998, the fair market value cannot be determined.









Continued
         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


E.   Mortgage Notes Payable, Continued

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

The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2002 are $552,168,
$600,689, $642,513, $687,250 and $735,102.

During the years ended December 31, 1997, 1996 and 1995, the Partnership paid $3,221,886, $3,280,828 and $3,555,694 of interest on its mortgage notes, respectively.

F.Related Party Transactions

The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of the gross receipts from the properties under management.
The affiliate of the General Partners sold these management agreements to BRI OP Limited
Partnership, a subsidiary of Berkshire Realty
Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The
Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.

Amounts accrued or paid to the General
Partners' affiliates during the years ended
December 31, 1997, 1996 and 1995 were as follows:

                                1997      1996      1995

     Property management fees $475,569  $442,295  $512,462

     Expense reimbursements    317,432   288,226   267,147

     C  harged to operations  $793,001  $730,521  $779,609

  Due to affiliates consisted of expense reimbursements of $26,480 at December 31, 1996.

  In addition to the amounts above, refinancing costs of $110,000 were paid to the General Partners' affiliates during the year ended December 31, 1997.








Continued
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


G.Legal Proceeding

The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place Apartments ("Park Place") and Marine Terrace Apartments, a previously owned property. The central issue of the complaint is whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation and reasonable attorneys' fees. To be eligible for such damages plaintiffs must prove that the defendants deliberately used a provision prohibited by the ordinance.

During 1994, the Court ruled in favor of the defendants, and accepted the Partnership's
Motion to Dismiss the Plaintiff's Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $282,000, representing its share of the discounts and late fees, plus estimated legal costs, in the 1997 consolidated financial statements. The ultimate outcome of the litigation, including an estimate of potential loss, cannot presently be determined.

H.Partners' Deficit

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

Profits from Capital Transactions are
allocated first, to the Investor Limited
Partners until they have received a return of their total invested capital. Thereafter, profits from Capital Transactions are allocated in accordance with the Partnership
Agreement. Losses from Capital Transactions are allocated 99% to the Investor Limited
Partners and 1% to the General Partners.
Notwithstanding anything above, the General
Partners shall be allocated at least 1% of all profits and losses from Capital Transactions.

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





                         Continued
KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


H.  Partners' Deficit, Continued

  As of December 31, 1997, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                       Investor   Original
                       Limited    Limited   General
                       Partners   Partner   Partners    Total

Capital contributions$ 35,200,000$ 4,000   $   1,000 $ 35,205,000

Syndication costs     (4,501,000)    -          -      (4,501,000)

  Distributions       (6,211,303) (387,737)  (64,622)  (6,663,662)

  Net income (loss)
     before capital
     transactions     (40,529,444)  12,940  (409,256) (40,925,760)

 Net gains on capital
     transactions       6,674,964     -       67,424    6,742,388


  Balance at
     December 31, 1997$ (9,366,783)$(370,797)$(405,454)$(10,143,034)

I.   Future Base Rents Due Under Commercial Operating Leases

  Future base rent receivable under commercial operating leases for the years 1998 through 2002 and thereafter is as follows:

                     1998               $80,834
                     1999                90,040
                     2000                58,443
                     2001                41,889
                     2002                30,000
                     Thereafter          39,360

J.Real Estate Taxes

During the third quarter of 1996, the
Partnership successfully petitioned for the reassessment of prior years' real estate taxes on Park Place Tower Apartments. The
Partnership received tax refunds toward the 1986, 1987, 1988 and 1990 real estate taxes totaling approximately $325,000, which was reflected as a reduction in the 1996 real estate tax expense.













                         Continued
KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


K.   Federal Income Taxes

  For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.
  The reconciliation of the net income (loss) reported in the accompanying Consolidated Statement of Operations with the net income (loss) reported in the Partnership's federal income tax return for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                    1997        1996        1995
    Net income (loss) per Consolidated
      Statement of Operations    $ (592,539) $ (119,075)$ 2,377,197

      Difference between book and tax
          depreciation             317,863      (30,155)       540

      Difference between book and tax
          gain on sale of property     -           -        962,454

      Difference between book and tax
          legal adjustment          113,526     168,474        -

    Net income (loss) for federal
      income tax purposes        $ (161,150)$   19,244  $ 3,340,191

  The allocation of the net loss for federal income tax purposes for 1997 is as follows:
                            Portfolio     Passive
                              Income       Loss       Total

    General Partners        $   1,254   $   (2,865)$   (1,611)

    Original Limited Partner      -           -           -
    Investor Limited Partners  124,106    (283,645)  (159,539)
                            $ 125,360   $ (286,510)$ (161,150)

During the years ended December 31, 1997, 1996 and 1995 the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes were ($4.58), $.54 and $93.94, respectively.

The basis of the Partnership's assets for financial reporting purposes exceeded its tax basis by approximately $8,063,500 and
$8,400,000 at December 31, 1997 and 1996,
respectively. The basis of the Partnership's liabilities for financial reporting purposes exceeded its tax basis by approximately
$282,000 and $168,000 at December 31, 1997 and
1996, respectively.
         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                         December 31, 1997

                                                        Costs
                                                     Capitalized
                                                    Subsequent to
                               Initial Cost to Partnership    Acquisition
                                           Buildings &    Buildings &Depreciable
  Description     Encumbrances     Land   Improvements    Improvements    Life


Century II
Apartments
Cockeysville,
Maryland     $ 11,000,000  $1,049,868 $ 13,948,246   $ 4,351,0253 to 25 Yrs.

Park Place Tower
Apartments
Chicago, Illinois  31,400,979 2,877,561   38,230,448    11,935,4033 to 25 Yrs.

   Total          $ 42,400,979  $3,927,429 $ 52,178,694   $16,286,428


                         Gross Amounts Carried at
                             End of Year
                             Buildings               Year
                                and               Accumulated
Construction    Year
Description     Land     Improvements   Total  Depreciation Completed Acquired

Century II
Apartments
Cockeysville,
Maryland $1,049,868 $18,299,271 $19,349,139 $11,684,831 1971    1984

Park Place Tower
Apartments
Chicago, Illinois 2,877,561  50,165,851 53,043,412  29,917,650  1973   1984

Total         $3,927,429    $ 68,465,122          $72,392,551$ 41,602,481





















                                 Continued
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           (Continued)

                        December 31, 1997



Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1997:

                            1997           1996         1995

  Real Estate

  Balance at
      beginning of year  $70,664,455   $68,251,341  $73,325,592

  Acquisitions and
      improvements         1,728,096     2,413,114    1,539,727

  Sale of property              -             -      (6,613,978)

  Balance at end of year$72,392,551    $70,664,455  $68,251,341


                             1997          1996         1995

  Accumulated Depreciation

  Balance at
      beginning of year  $38,066,263   $34,745,814  $34,905,809

  Depreciation expense     3,536,218     3,320,449    3,327,419

  Sale of property              -             -      (3,487,414)

  Balance at end of year               $41,602,481  $38,066,263
$34,745,814


  Note:The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost of the Partnership's real estate for federal income tax purposes was $72,396,372 and the aggregate accumulated depreciation for federal income tax purposes was $(49,667,880), at December 31, 1997.