Form 10-Q
period 1998-03-31
KRUPP REALTY LTD PARTNERSHIP V
filed 1998-05-14
CIK 721799

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    March 31,
1998

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

The total number of pages in this document is 11.
       PART I.  FINANCIAL INFORMATION

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

                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                             March 31,  December 31,
                                                 1998       1997


Multi-family apartment complexes, net of
  accumulated depreciation of $42,479,396
  and $41,602,481, respectively              $30,063,514$30,790,070
Cash and cash equivalents                        987,394    802,726
Cash restricted for tenant security deposits     298,756    294,572
Replacement reserve and repair escrows           479,531    399,771
Prepaid expenses and other assets (Note 5)     2,207,021  2,662,138
Deferred expenses, net of accumulated
  amortization of $57,014 and $48,332,
  respectively (Note 2)                          508,358    507,755

     Total assets                            $34,544,574$35,457,032


                 LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Note 2)            $42,263,337 $42,400,979
  Accrued real estate taxes                    1,605,845  1,950,000
  Accrued expenses and other liabilities       1,307,313  1,249,087

     Total liabilities                       45,176,495  45,600,066

Commitments and contingencies (Note 3)

Partners' deficit (Note 4):
  Investor Limited Partners
     (35,200 Units outstanding)               (9,821,448) (9,366,783)
  Original Limited Partner                      (400,130)   (370,797)
  General Partners                              (410,343)   (405,454)

     Total Partners' deficit                 (10,631,921)(10,143,034)

     Total liabilities and Partners' deficit $34,544,574$35,457,032







             The accompanying notes are an integral
      part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS



                                            For the Three Months
                                              Ended March 31,
                                             1998       1997

Revenue:
  Rental                                  $3,677,852 $3,543,185
  Interest income                             26,107     33,109

     Total revenue                         3,703,959  3,576,294

Expenses:
  Operating (Note 5)                         929,416    911,309
  Maintenance                                129,840    149,001
  General and administrative (Note 5)         36,817     76,867
  Real estate taxes                          576,814    487,913
  Management fees (Note 5)                   123,311    125,518
  Depreciation and amortization              885,597    859,422
  Interest                                   754,062    853,491

     Total expenses                        3,435,857  3,463,521

Net income                                $  268,102 $  112,773

Allocation of net income (Note 4):

  Investor Limited Partners
     (35,200 Units outstanding)           $  249,335 $  104,879

  Investor Limited Partner Per Unit       $     7.08 $     2.98

  Original Limited Partner                $   16,086 $    6,766

  General Partners                        $    2,681 $    1,128






















             The accompanying notes are an integral
      part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              For the Three Months
                                                 Ended March 31,

                                                1998      1997

Operating activities:
 Net income                                  $ 268,102 $  112,773

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Interest earned on replacement reserve escrow(3,132)  (6,150)

   Depreciation and amortization                885,597   859,422
      Changes in assets and liabilities:
        Increase in cash restricted for tenant
           security deposits                     (4,184)    (1,674)
        Decrease in prepaid expenses and other
           assets                               455,117   400,209
        Decrease in accrued real estate taxes  (344,155)(410,958)
        Increase (decrease) in accrued expenses
           and other liabilities                 52,772   (30,990)
        Increase in due to affiliates              -       43,246


           Net cash provided by operating
             activities                       1,310,117   965,878

Investing activities:
 Deposits to replacement reserve escrow         (76,628)   (53,228)
 Withdrawals from replacement reserve escrow                 -
 64,355
 Additions to fixed assets                     (150,359)  (146,221)

 Increase in accrued expenses and other liabilities
   related to fixed asset additions               5,454    16,117

   Net cash used in investing activities       (221,533)  (118,977)

Financing activities:
 Principal payments on mortgage notes payable (137,642)(139,226)
 Increase in deferred expenses                   (9,285)      -
 Distributions                                 (756,989)  (756,989)

      Net cash used in financing activities    (903,916)  (896,215)


Net increase (decrease) in cash and cash
equivalents                                     184,668   (49,314)

Cash and cash equivalents, beginning of period   802,726 1,767,094

Cash and cash equivalents, end of period     $  987,394$1,717,780











             The accompanying notes are an integral
         part of the consolidated financial statements.
KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited
Partnership-V and Subsidiary (the
"Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See
Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of March 31, 1998, and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's
Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)Mortgage Note Payable

On December 10, 1997, the Partnership
completed the refinancing of the Century II
Apartments mortgage note. The property was refinanced with a $11,000,000 non-recourse mortgage note payable at the rate of 6.75% per annum with monthly principal and interest payments of $71,346. The mortgage note, which is collateralized by the property, matures on January 1, 2008 at which time the remaining principal (approximately $9,401,537) and accrued interest are due. The note may be prepaid, subject to a prepayment penalty, at any time with 30 days notice. The Partnership used the majority of the proceeds from the refinancing to repay the existing mortgage note on the property of $10,309,332, pay closing costs of $236,763, to pay a prepayment premium of $210,825 and to establish various escrows. The prepayment premium as well as unamortized deferred mortgage costs of
$77,331, were reported in the Statement of Operations as an extraordinary loss from early extinguishment of debt for the year ended
December 31, 1997.

(3)Legal Proceeding

The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place Tower Apartments ("Park
Place") and Marine Terrace Apartments, a previously owned property. The central issue of the complaint was whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation and reasonable attorneys' fees. To be eligible for such damages, plaintiffs must prove that the defendants deliberately used a provision prohibited by the ordinance.

Continued
   KRUPP REALTY LIMITED PARTNERSHIP-V AND
SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


(3)Legal Proceeding, Continued

During 1994, the Court ruled in favor of the defendants and accepted the Partnership's
Motion to Dismiss the Plaintiff's Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $282,000, representing its share of the discounts and late fees, plus estimated legal costs, in the consolidated financial statements as of March 31, 1998. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.

(4)Changes in Partners' Deficit

A summary of changes in Partners' deficit for the three months ended March 31, 1998 is as follows:

                     Investor    Original              Total
                     Limited     Limited   General    Partners'
                     Partners    Partner   Partners    Deficit
 Balance at
 December 31, 1997  $(9,366,783)$(370,797)$(405,454)$(10,143,034)

    Net income          249,335   16,086      2,681      268,102

    Distributions      (704,000)  (45,419)   (7,570)    (756,989)

    Balance at
     March 31, 1998 $(9,821,448)$(400,130)$(410,343)$(10,631,921)

(5)Related Party Transactions

The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of the gross receipts from the properties under management.
The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties, including administrative expenses.
















Continued
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(5) Related Party Transactions, Continued

    Amounts accrued or paid to the General Partners' affiliates were as follows:

                                         For the Three Months
                                            Ended March 31,
                                           1998      1997

      Property management fees           $123,311  $125,518

      Expense reimbursements               42,960    83,727

        Charged to operations            $166,271  $209,245

    Expense reimbursements due from affiliates of $21,078 were included in prepaid expenses and other assets at March 31, 1998.

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

On December 10, 1997, the Partnership
completed the refinancing of the Century II
Apartments ("Century") mortgage note. The property was refinanced with a $11,000,000 non-recourse mortgage note payable at the rate of 6.75% per annum with monthly principal and interest payments of $71,346. The Partnership used the majority of the proceeds from the refinancing to repay the existing mortgage note on the property of $10,309,332, pay closing costs of $236,763, to pay a prepayment premium of $210,825 and to establish various escrows.

The Partnership's properties, Century and Park
Place, have spent approximately $150,000 to date and are anticipated to spend approximately $2,122,000 for capital improvements in 1998 to remain competitive in their respective markets. These improvements include floor covering, pavement upgrades and appliance replacements, as well as interior improvements and refurbishment of the elevator and convenience store at Park Place. The
Partnership expects to fund these improvements from established reserves and cash generated from property operations.










               Continued
   KRUPP REALTY LIMITED PARTNERSHIP-V AND
SUBSIDIARY



Operations

The following discussion relates to the
operations of the Partnership and its
properties (Park Place and Century) for the three months ended March 31, 1998 and 1997.

Net income increased for the three months ended March 31, 1998 as compared to the same period in 1997, as rental revenue increased and expenses stayed relatively stable.

The Partnership's properties both enjoyed consistent 99% average residential occupancy rates in the first quarter of 1998 and during the same period in 1997. However, residential rental rate increases at Park Place and Century were implemented and as a result, rental revenue increased between the periods.
The strong occupancy and the ability to
increase rental rates is a direct result of the Partnership's efforts to enhance the appeal of its properties, including an appliance replacement program at Century and a new fitness center at Park Place. Interest income decreased as average cash and cash equivalent balances between the periods decreased.

Total expenses remained relatively stable when comparing the first three months of 1998 to the first three months of 1997, as the increase in real estate tax expense offset the decrease in general and administrative and interest expenses. At the end of 1997, Park
Place was assessed at a higher value,
resulting in a higher real estate tax expense.
General and administrative expense decreased due to legal costs incurred in 1997, associated with the unsolicited tender offer to purchase Partnership Units. Interest expense decreased as a result of the refinancing of Century's mortgage note payable in December, 1997.

   KRUPP REALTY LIMITED PARTNERSHIP-V AND
SUBSIDIARY

         PART II - OTHER INFORMATION




Item 1.Legal Proceeding

The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place Tower Apartments ("Park
Place") and Marine Terrace Apartments, a previously owned property. The central issue of the complaint was whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation and reasonable attorneys' fees. To be eligible for such damages, plaintiffs must prove that the defendants deliberately used a provision prohibited by the ordinance.

During 1994, the Court ruled in favor of the defendants and accepted the Partnership's
Motion to Dismiss the Plaintiff's Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $282,000, representing its share of the discounts and late fees, in the consolidated financial statements as of March
31, 1998.  The ultimate outcome of the
potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.


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


DATE:  May 13, 1998