Form 10-Q
period 1998-06-30
KRUPP REALTY LTD PARTNERSHIP V
filed 1998-08-13
CIK 721799

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    June 30, 1998

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

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                            Unaudited
                                             June 30,  December 31,
                                               1998       1997

Multi-family apartment complexes, net of
  accumulated depreciation of $43,369,414
  and $41,602,481, respectively            $29,553,243$30,790,070
Cash and cash equivalents (Note 2)           1,632,881    802,726
Cash restricted for tenant security deposits   300,429    294,572
Replacement reserve escrow                     547,663    399,771
Prepaid expenses and other assets (Note 6)   2,655,245  2,662,138
Deferred expenses, net of accumulated amortization
  of $65,623 and $48,332, respectively (Note 3)499,749    507,755

     Total assets                          $35,189,210$35,457,032


                 LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Note 3)          $42,123,359$42,400,979
  Accrued real estate taxes                  2,107,970  1,950,000
  Accrued expenses and other liabilities     1,263,382  1,249,087

     Total liabilities                      45,494,711 45,600,066

Commitments and contingencies (Note 4)

Partners' deficit (Note 5):
  Investor Limited Partners
     (35,200 Units outstanding)             (9,517,878) (9,366,783)
  Original Limited Partner                    (380,545)   (370,797)
  General Partners                            (407,078)   (405,454)

     Total Partners' deficit               (10,305,501)(10,143,034)

     Total liabilities and Partners' deficit$35,189,210$35,457,032







              The accompanying notes are an integral
          part of the consolidated financial statements.
  KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                 For the Three Months       For the SixMonths
                                       Ended June 30,         Ended June 30,

                                   1998        1997        1998      1997

Revenue:
  Rental                        $3,708,555  $3,647,118  $7,386,407$7,190,303
  Interest income                   29,214      37,826      55,321    70,935

   Total revenue                 3,737,769   3,684,944   7,441,728 7,261,238

Expenses:
  Operating (Note 6)               769,244   1,028,834   1,698,660 1,940,143
  Maintenance                      236,399     258,997     366,239   407,998
  General and administrative (Note 6)44,530     56,754      81,347   133,621
  Real estate taxes                579,233     485,379   1,156,047   973,292
  Management fees (Note 6)         131,774     115,894     255,085   241,412
  Depreciation and amortization    898,627     867,704   1,784,224 1,727,126
  Interest (Note 3)                751,542     850,589   1,505,604 1,704,080

   Total expenses                3,411,349   3,664,151   6,847,206 7,127,672

Net income                      $  326,420  $   20,793  $  594,522$  133,566


Allocation of net income (Note 5):

  Investor Limited Partners
   (35,200 Units outstanding)   $  303,571  $  19,337   $  552,906$  124,216

Investor Limited Partner, Per Unit$  8.63   $      .55  $    15.71 $     3.53

  Original Limited Partner      $  19,585   $    1,248$   35,671  $    8,014

General Partners                $    3,264  $     208   $    5,945$    1,336






















               The accompanying notes are an integral
        part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                               For the Six Months
                                                 Ended June 30,

                                               1998      1997

Operating activities:
Net income                                  $  594,522$133,566
Adjustments to reconcile net income to net
cash provided by operating activities:
Interest earned on replacement reserve escrow   (5,356)   (12,300)
     Depreciation and amortization           1,784,224 1,727,126
     Changes in assets and liabilities:
       Decrease (increase) in cash restricted for
          tenant security deposits              (5,857)     2,611
       Decrease (increase) in prepaid expenses
          and other assets                       6,893   (38,343)
       Increase in accrued real estate taxes   157,970     4,042
       Increase in accrued expenses and other
          liabilities                           14,295   126,505
       Decrease in due to affiliates              -       (7,959)

          Net cash provided by operating
             activities                      2,546,691 1,935,248

Investing activities:
  Deposits to replacement reserve escrow      (153,256)  (106,456)
  Withdrawals from replacement reserve escrow   10,720   139,152
  Additions to fixed assets                   (530,106)  (465,146)
  Increase in accrued expenses and other
  liabilities related to fixed asset additions    -       29,330

  Net cash used in investing activities  (672,642)       (403,120)

Financing activities:
  Principal payments on mortgage notes payable(277,620)  (281,182)
  Increase in deferred expenses                 (9,285)      -
  Distributions                               (756,989)  (756,989)

  Net cash used in financing activities     (1,043,894)(1,038,171)


Net increase in cash and cash equivalents      830,155   493,957

Cash and cash equivalents, beginning of period 802,726  1,767,094

Cash and cash equivalents, end of period    $1,632,881$2,261,051










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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of June 30, 1998, its results of operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)   Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                        June 30,    December 31,
                                          1998          1997

      Cash and money market accounts  $  561,761    $   802,726
      Treasury bills                   1,071,120           -

                                      $1,632,881    $   802,726

(3)   Mortgage Note Payable

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


(4)Legal Proceeding

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

During 1994, the Court ruled in favor of the defendants and accepted the Partnership's
Motion to Dismiss the Plaintiff's Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $282,000, representing its share of the discounts and late fees, plus estimated legal costs, in the consolidated financial statements as of June 30, 1998. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.

(5)   Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the six months ended June 30, 1998 is as follows:

                     Investor    Original              Total
                     Limited     Limited   General   Partners'
                     Partners    Partner   Partners   Deficit

   Balance at
     December 31, 1997$(9,366,783)$(370,797)$(405,454)$(10,143,034)

   Net income             552,905    35,671      5,946     594,522

   Distributions       (704,000) (45,419)   (7,570)    (756,989)

   Balance at
     June 30, 1998  $(9,517,878)$(380,545)$(407,078)$(10,305,501)











Continued

         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(6)       Related Party Transactions

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

Amounts accrued or paid to the General
Partners' affiliates were as follows:

                         For the Three Months     For the Six Months
                            Ended June 30,      Ended June 30,
                           1998     1997       1998      1997


Property management fees $131,774 $115,894 $255,085    $241,412

Expense reimbursements    79,213   79,458   122,173     163,185

Charged to operations   $210,987 $195,352 $377,258     $404,597

   Expense reimbursements due from affiliates of $25,399 were included in prepaid expenses and other assets at June 30, 1998.
 KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY


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

On December 10, 1997, the Partnership
completed the refinancing of the Century II
Apartments ("Century") mortgage note. The property was refinanced with a $11,000,000 non-recourse mortgage note payable at the rate of 6.75% per annum with monthly principal and interest payments of $71,346. The Partnership used a majority of the proceeds from the refinancing to repay the existing mortgage note on the property of $10,309,332, pay closing costs of $236,763, to pay prepayment premium of $210,825 and to establish various escrows.

The Partnership's properties, Century and Park
Place, have spent approximately $530,000 to date and are anticipated to spend approximately $2,134,000 for capital improvements in 1998 to remain competitive in their respective markets. These improvements include floor covering, pavement upgrades and appliance replacements, as well as interior improvements and refurbishment of the elevator and convenience store at Park Place. The
Partnership expects to fund these improvements from established reserves and cash generated from property operations.

Financial Accounting Standards Board Statement
No. 130 ("FAS 130") "Reporting Comprehensive
Income" is effective for fiscal years
beginning after December 31, 1997, although earlier application is permitted. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Financial
Accounting Standards Board Statement No. 131
("FAS 131") "Disclosures about Segments of an
Enterprise and Related Information"
establishes standards for disclosing measures for profit or loss and total assets for each reportable segment. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Partnership does not believe that the implementation of FAS 130 or FAS 131 will have a material impact on the Partnership's financial statements.








         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY


Operations

The following discussion relates to the
operations of the Partnership and its
properties (Park Place and Century) for the three and six months ended June 30, 1998 and 1997.

Net income increased for the three and six months ended June 30, 1998 as compared to the same periods in 1997, as rental revenue increased and expenses decreased.

In comparing the three and six months ended
June 30, 1998 to the same periods in 1997, the increases in rental revenue are attributable to residential rental rate increases implemented at Park Place and Century.
Interest income decreased as average cash and cash equivalent balances decreased between the periods.

Total expenses decreased when comparing the three and six months ended June 30, 1998 to the three and six months ended June 30, 1997, primarily due to decreases in operating, general and administrative and interest expenses, partially offset by an increase in real estate tax expense. The decrease in operating expense is mainly the result of a legal provision recorded for Park Place in 1997, as discussed in Note 4. General and administrative expense decreased as a result of legal costs incurred in 1997 which related to the unsolicited tender offers to purchase
Partnership Units. Interest expense decreased as a result of the refinancing of Century's mortgage note in December, 1997. Park Place was assessed at a higher value at the end of 1997, resulting in an increase in real estate tax expense.





































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

During 1994, the Court ruled in favor of the defendants and accepted the Partnership's
Motion to Dismiss the Plaintiff's Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $282,000, representing its share of the discounts and late fees, in the consolidated financial statements as of June
30, 1998.  The ultimate outcome of the
potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.


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



DATE: August 11, 1998