Form 10-K/A
period 1998-09-30
KRUPP REALTY LTD PARTNERSHIP V
filed 1998-12-28
CIK 721799

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended September30,1998

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

                    CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                          (Unaudited)
                                          September 30,December 31,
                                              1998        1997

Multi-family apartment complexes, net of
  accumulated depreciation of $44,328,488
  and $41,602,481, respectively           $ 29,066,410$30,790,070
Cash and cash equivalents (Note 2)           1,361,109    802,726
Cash restricted for tenant security deposits   312,954    294,572
Replacement reserve escrow                     582,146    399,771
Prepaid expenses and other assets (Note 6)   3,263,942   2,662,138
Deferred expenses, net of accumulated amortization
  of $74,234 and $48,332, respectively (Note 3)491,138    507,755

     Total assets                         $ 35,077,699$35,457,032


                 LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Note 3)         $ 41,981,006$42,400,979
  Accrued real estate taxes                  2,610,095  1,950,000
  Accrued expenses and other liabilities     1,131,380  1,249,087

     Total liabilities                      45,722,481 45,600,066

Commitments and contingencies (Note 4)

Partners' deficit (Note 5):
  Investor Limited Partners
     (35,200 Units outstanding)             (9,833,408) (9,366,783)
  Original Limited Partner                    (400,902)   (370,797)
  General Partners                            (410,472)   (405,454)

  Total Partners' deficit                  (10,644,782)(10,143,034)

  Total liabilities and Partners' deficit $ 35,077,699$35,457,032







              The accompanying notes are an integral
       part of the consolidated financial statements.
         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                For the Three Months    For the Nine Months
                                 Ended September 30,     Ended September 30,

                                  1998       1997         1998       1997

Revenue:
  Rental                        $3,807,018  $3,595,694$11,193,425$10,785,997
  Interest income                   28,705      29,744     84,026   100,679

   Total revenue                 3,835,723   3,625,438 11,277,451 10,886,676

Expenses:
  Operating (Note 6)               652,721     939,133  2,351,381  2,879,276
  Maintenance                      291,869     340,723    658,108    748,721
  General and administrative (Note 6)43,876    41,169     125,223    174,790
  Real estate taxes                572,843     522,760  1,728,890  1,496,052
  Management fees (Note 6)         140,224     119,550    395,309    360,962
  Depreciation and amortization    967,685     917,833  2,751,909  2,644,959
  Interest (Note 3)                748,796     847,458  2,254,400  2,551,538

   Total expenses                3,418,014   3,728,626 10,265,220 10,856,298

Net income (loss)               $  417,709  $ (103,188)$ 1,012,231$   30,378


Allocation of net income (loss)
  (Note 5):

  Investor Limited Partners
   (35,200 Units outstanding)   $  388,469  $ (102,156)$   941,375$    28,251

  Investor Limited Partner, Per Unit$11.03  $   (2.90)$    26.74 $       .80

  Original Limited Partner      $   25,063  $    -    $    60,734 $     1,823

  General Partners              $    4,177  $ (1,032) $    10,122$       304


               The accompanying notes are an integral
        part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                            For the Nine Months
                                              Ended September 30,

                                               1998      1997

Operating activities:
  Net income                                $1,012,231$    30,378
  Adjustments to reconcile net income to net
   cash provided by operating activities:
Interest earned on replacement reserve escrow  (9,521)     (13,307)
     Depreciation and amortization           2,751,909  2,644,959
     Changes in assets and liabilities:
       Increase in cash restricted for tenant
          security deposits                    (18,382)     (3,263)
       Decrease (increase) in prepaid expenses
          and other assets                    (601,804)     82,874
       Increase (decrease) in accrued real estate
          taxes                                660,095   (415,000)
       Increase (decrease) in accrued expenses
          and other liabilities               (121,056)     59,750
       Decrease in due to affiliates              -        (6,168)

          Net cash provided by operating
             activities                      3,673,472  2,380,223

Investing activities:
  Deposits to replacement reserve escrow      (229,884)   (159,684)
  Withdrawals from replacement reserve escrow   57,030    303,730
  Additions to fixed assets                 (1,002,347)   (971,935)
  Increase in accrued expenses and other
 liabilities related to fixed asset additions   3,349        2,792

 Net cash used in investing activities      (1,171,852)   (825,097)

Financing activities:
  Principal payments on mortgage notes payable(419,973)   (425,924)
  Increase in deferred expenses                 (9,285)       -
  Distributions                             (1,513,979) (1,513,979)

 Net cash used in financing activities      (1,943,237) (1,939,903)

Net increase (decrease) in cash and
cash equivalents                               558,383    (384,777)

Cash and cash equivalents, beginning of period 802,726   1,767,094

Cash and cash equivalents, end of period    $1,361,109$ 1,382,317









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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of September 30, 1998, its results of operations for the three and nine months ended
September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)   Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                      September 30, December 31,
                                          1998          1997

      Cash and money market accounts  $    511,754  $   802,726
      Treasury bills                       849,355         -

                                      $  1,361,109  $   802,726

(3)Mortgage Note Payable

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

During 1994, the Court ruled in favor of the defendants and accepted the Partnership's
Motion to Dismiss the Plaintiff's Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $282,000, representing its share of the discounts and late fees, plus estimated legal costs, in the consolidated financial statements as of September 30, 1998. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.

(5)Changes in Partners' Deficit

A summary of changes in Partners' deficit for the nine months ended September 30, 1998 is as follows:

                     Investor    Original              Total
                     Limited     Limited   General   Partners'
                     Partners    Partner   Partners   Deficit

   Balance at
    December 31, 1997 $(9,366,783)$(370,797)$(405,454)$(10,143,034)

   Net income           941,375   60,734     10,122    1,012,231

   Distributions     (1,408,000) (90,839)  (15,140)  (1,513,979)

   Balance at
 September 30, 1998$(9,833,408)$(400,902)$(410,472) $(10,644,782)











Continued

         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(6)Related Party Transactions

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

Amounts accrued or paid to the General
Partners' affiliates were as follows:

                         For the Three Months     For the Nine Months
                          Ended September 30,     Ended September 30,
                           1998         1997       1998     1997


Property management fees$140,224 $119,550  $395,309    $360,962

Expense reimbursements    79,283   76,698   201,456     239,883

Charged to operations$219,507 $196,248  $596,765  $600,845


   Expense reimbursements due from affiliates of $32,103 were included in prepaid expenses and other assets at September 30, 1998.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY


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

The Partnership's properties, Century and Park
Place, have spent approximately $1,002,000 to date and are anticipated to spend approximately $2,134,000 for capital improvements in 1998 to remain competitive in their respective markets. These improvements include floor covering, pavement upgrades and appliance replacements, as well as interior improvements and refurbishment of the elevator and convenience store at Park Place. The
Partnership expects to fund these improvements from established reserves and cash generated from property operations.

Financial Accounting Standards Board Statement
No. 130 ("FAS 130") "Reporting Comprehensive
Income" is effective for fiscal years
beginning after December 31, 1997, although earlier application is permitted. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Financial
Accounting Standards Board Statement No. 131
("FAS 131") "Disclosures about Segments of an
Enterprise and Related Information"
establishes standards for disclosing measures for profit or loss and total assets for each reportable segment. FAS 131 is effective for fiscal years beginning after December 15, 1997. The General Partners do not believe that the implementation of FAS 130 or FAS 131 will have a material impact on the Partnership's financial statements.

The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999.
This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

Continued
KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY


Liquidity and Capital Resources, Continued

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998.
As a result, the General Partners have
generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The Partnership incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000.
There are no other systems or software that the Partnership is using at the present time.

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Park Place and Century) for the three and nine months ended September 30, 1998 and 1997.

Net income increased for the three and nine months ended September 30, 1998 as compared to the same periods in 1997, as rental revenue increased and expenses decreased.

In comparing the three and nine months ended
September 30, 1998 to the same periods in 1997, the increases in rental revenue are attributable to residential rental rate increases implemented at Park Place and Century. Interest income decreased as average cash and cash equivalent balances decreased between the periods.

Total expenses decreased when comparing the three months ended September 30, 1998 to the three months ended September 30, 1997, primarily due to decreases in operating, maintenance and interest expenses, partially offset by an increase in real estate tax expense. The decrease in operating expense is mainly the result of decreases in utilities and insurance expenses. Lower gas expenditures are attributable to a more energy efficient system at Park Place. The decrease in insurance expense is due to a reduction in contingent insurance premiums at the
Partnership's properties, due to a favorable claim history. Maintenance expense decreased primarily due to payment of an insurance deductible in the third quarter of 1997 for flood damage at Park Place. Interest expense decreased as a result of the refinancing of Century's mortgage note in December, 1997.
Park Place was assessed at a higher value at the end of 1997, resulting in an increase in real estate tax expense.

For the reasons discussed above, total
expenses decreased when comparing the nine months ended September 30, 1998 to the nine months ended September 30, 1997. In addition, general and administrative expense also decreased during these periods as a result of legal costs incurred in 1997 which related to the unsolicited tender offers to purchase
Partnership Units.







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

During 1994, the Court ruled in favor of the defendants and accepted the Partnership's
Motion to Dismiss the Plaintiff's Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case. However, the Partnership has recorded a provision of $282,000, representing its share of the discounts and late fees, in the consolidated financial statements as of
September 30, 1998. The ultimate outcome of the potential punitive damages award related to this litigation, including an estimate of potential loss, cannot presently be determined.


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



DATE: December 22, 1998