Form 10-K
period 1998-12-31
KRUPP REALTY LTD PARTNERSHIP V
filed 1999-03-31
CIK 721799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-K

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the fiscal year ended       December 31, 1998


                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from             to

     Commission file number              0-11985

    Krupp Realty Limited Partnership-V
     (Exact name of registrant as specified in its charter)

    Massachusetts                                  04-2796207
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)
Identification No.)

One Beacon Street, Boston, Massachusetts                     02108

(Address of principal executive offices)    (Zip Code)

(Registrant's telephone number, including area code) (617) 523-7722


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

The exhibit index is located on pages 10-13.

The total number of pages in this document is 31.
                              PART I

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

As of December 31, 1998, the Partnership did not employ any personnel.

ITEM 2.   PROPERTIES

As of December 31, 1998, the Partnership had leveraged investments in two apartment complexes having an aggregate of 1,369 units.
One of the complexes has an additional 18,417 square feet of leasable commercial space.

A summary of the Partnership's real estate investments is presented below. Schedule III included in Item 8 (Appendix A) of this report contains additional detailed information with respect to individual properties.

                             Total Units/        Average Occupancy
                                Current         For the Year Ended

                     Year of    Leasable           December 31,

DescriptionAcquisition       Square Footage     1998 1997 1996 19951994
Century II Apts.
Cockeysville, Maryland 1984   468 Units         100% 100%  96%  92% 92%

Park Place Tower Apts.        901 Units          99%  99%  96%  94% 94%
Chicago, Illinois    1984    18,417 Sq. Ft.      64%  64%  76%  83% 83%


ITEM 3.  LEGAL PROCEEDINGS

The Partnership is a defendant in a class action suit related to the practice of giving discounts for the early or timely payments of rent at Park Place Tower Apartments and Marine
Terrace Apartments. The central issue of the complaint is whether the operative lease violated a Chicago municipal ordinance relating to late fee charges because it allowed tenants a discount if rent was paid on or before the first of the month. The allegation was that, notwithstanding the stated rental rate and printed discount, the practice represented an unlawful means of exacting late fee charges. In addition to seeking damages for any "forfeited" discounts, plaintiffs seek statutory damages of two months rent per lease violation and reasonable attorneys' fees. To be eligible for such damages plaintiffs must prove that the defendants deliberately used a provision prohibited by the ordinance.

During 1994, the Court ruled in favor of the defendants, and accepted the Partnership's
Motion to Dismiss the Plaintiff's Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants intend to vigorously defend this case.

Continued discussions with Plaintiffs' counsel have resulted in a tentative settlement which was presented to the court in December, 1998.
Although the settlement has not been
finalized, the Partnership recorded provisions totaling $1,015,000 in the 1998 and 1997 consolidated financial statements of $733,000 and $282,000, respectively.




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

The number of Investor Limited Partners as of December 31, 1998 was approximately 2,100.

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

In 1995, the General Partners determined that there was sufficient Cash Flow, as calculated under section 8.2 (a) of the Partnership
Agreement ("Cash Flow"), and working capital reserves to reinstate distributions. These semiannual distributions, which commenced in the first quarter of 1996, are paid at an annual rate of $20.00 per Unit. The General
Partners believed there was sufficient Cash
Flow and working capital reserves to increase the annual distribution rate in 1997 to the current rate of $40.00 per Unit.

The Partnership made the following
distributions to its Partners during the years ended December 31, 1998 and 1997:


                                 Year Ended December 31,
                                 1998                 1997
                           Amount    Per Unit     Amount  Per Unit
Limited Partners:

  Investor Limited Partners
      (35,200 Units
      outstanding)       $1,408,000  $  40.00   $1,408,000$  40.00

Original Limited Partner   90,839             90,839

General Partners           15,140             15,140

                         $1,513,979          $1,513,979

<page<
ITEM 6. SELECTED FINANCIAL DATA

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

              1998       1997       1996       1995      1994

Total revenue$15,100,395 $14,523,598$13,660,261$13,839,760$13,652,413

Income (loss) before
  gain from capital
  transactions    692,911 (304,383)(119,075) (795,377) (1,450,214)

Gain on sale of
  property           -        -      -       3,265,789      -

Income (loss) before
  extraordinary loss692,911 (304,383)(119,075) 2,470,412 (1,450,214)

Extraordinary loss   -   (288,156)    -    (93,215)       -

Net income (loss) 692,911(592,539)(119,075)2,377,197    (1,450,214)

Net income (loss)
  allocated to:

  Investor Limited
   Partners       644,407   (586,614)   (117,884)      2,353,425 (1,435,712)
   Per Unit      18.31      (16.67)      (3.35)          66.86     (40.79)

  Original Limited
     Partner        41,575        -               -           -          -

 General Partners   6,929     (5,925)      (1,191)         23,772    (14,502)

Total assets at
  December 31,  34,721,709 35,457,032    37,162,269     38,555,732 42,604,180

Long-term obligations
  at December 31,     41,235,548 41,848,811 41,700,453 42,273,669  46,805,538

Distributions:

  Investor Limited
     Partners          1,408,000  1,408,000   704,000         -          -
       Per Unit            40.00      40.00     20.00         -          -

  Original
     Limited Partner      90,839     90,839    45,419         -          -

  General Partners        15,140     15,140     7,570         -          -

The Selected Financial Data results for the periods presented are not comparable due to the sale of Marine Terrace on July 19, 1995.

The per Unit distributions for the years ended
December 31, 1998, 1997, 1996, 1995 and 1994
were $40.00, $40.00, $20.00, $0 and $0,
respectively, none of which represented a return of capital.

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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operating performance of its real estate investments. Such ability would also be impacted by the future availability of bank borrowing sources as current debt matures. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In 1995, the General Partners determined that there was sufficient Cash Flow and working capital reserves to reinstate distributions. These semiannual distributions commenced in the first quarter of 1996 at an annual rate of $20.00 per Unit. Beginning with the distribution paid in February 1997, the annual distribution rate was increased from $20.00 per Unit, to the current rate of $40.00 per Unit, based on sufficient Cash Flow and working capital reserves.

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

The Partnership's properties, Century and Park Place, have spent approximately $1,490,000 in 1998 and are expected to spend approximately $2,036,000 for capital improvements in 1999 in order to remain competitive in their respective markets. These improvements include floor covering, pavement upgrades and appliance replacements, as well as interior improvements at the Partnership's properties. The Partnership expects to fund these improvements from established reserves and cash generated from property operations.

Financial Accounting Standards Board Statement
No. 131 ("FAS 131") "Disclosures about
Segments of an Enterprise and Related
Information' establishes standards for
disclosing measures for profit or loss and
total assets for each reportable segment.  FAS
131 is effective for fiscal years beginning
after December 15, 1997.   Financial
Accounting Standards Board Statement No. 133
("FAS 133") "Accounting for Derivatives" is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes standards related to the accounting and disclosure requirements of derivative financial instruments. Emerging Issues Task Force ruling 97-11 ("EITF 97-11") entitled
"Accounting For Real Estate Property
Acquisitions", is effective March 19, 1998.
EITF 97-11 provides that real estate companies must expense, as incurred, the internal costs of identifying and acquiring operating property. The General Partners believe that the implementation of FAS 131 and EITF 97-11 do not have a material impact on the Partnership's financial statements, nor will the implementation of FAS 133.

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

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998.
As a result, the General Partners have
generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. Costs incurred by the Partnership are not significant to date.
There are no other systems or software that the Partnership is using at the present time.

The General Partners of the Partnership are currently in the process of identifying, evaluating and remedying the Partnership's
Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers or other miscellaneous systems. The General
Partners are in the process of completing the Partnership's Year 2000 compliance initiatives at its properties. Based on their identification and assessment efforts to date, the General Partners believe that certain of the computer equipment and software the Partnership currently uses will require modification or replacement. However, the
General Partners do not believe that the future efforts to achieve the Partnership's
Year 2000 compliance initiatives will result in material cost to the Partnership or significantly interrupt services or operations.

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.
However, if any of the third party service providers cease to conduct business due to Year 2000 related problems, the General
Partners expect to be able to contract with alternate providers without experiencing any material adverse effects on the Partnership's financial condition and results of operations.
The Partnership is in the process of
coordinating their contingency plan with the property manager, in charge of operations.

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Park Place Tower and Century II
Apartments) for the years ended December 31, 1998, 1997 and 1996.

1998 compared to 1997

Net income increased in 1998 as compared to 1997, as rental revenue increased and expenses decreased.

In comparing 1998 to 1997, the increase in rental revenue is attributable to residential rental rate increases implemented at Park
Place and Century.

Total expenses decreased when comparing 1998 to 1997, primarily due to decreases in operating, maintenance, real estate taxes and interest expenses, partially offset by an increase in general and administrative and depreciation expenses. The decrease in operating expense is mainly a result of decreases in utilities and insurance expenses.
Lower gas expenditures are attributable to a more energy efficient system at Park Place.
The decrease in insurance expense is due to a reduction in liability and workers compensation expense at the Partnership's properties, due to lower claims experience.
Maintenance expense decreased primarily due to payment of an insurance deductible in 1997 for flood damage at Park Place. Real estate taxes decreased due to actual 1997 tax bills for Park Place lower than estimated. Interest expense decreased as a result of the refinancing of Century's mortgage note in December, 1997. The increase in general and administrative expense is due to an increase in legal expense related to the litigation discussed in Note F to Consolidated Financial
Statements included in Item 8 (Appendix A) of this report. Depreciation expense increased in conjunction with capital improvement expenditures.

1997 compared to 1996

Net loss, before extraordinary loss, increased in 1997 when compared to 1996 as the increase in total expenses more than offset the increase in revenue.

Total revenue increased in 1997 when compared to 1996, primarily due to increases in average occupancy at both Park Place and Century, as well as increased rental rates at Park Place.
Average occupancy rates at Century increased from 96% to 100% in 1996 and 1997, respectively. Average residential occupancy rates at Park Place rose from 96% to 99% in 1996 and 1997, respectively. The
Partnership's properties enjoy strong
occupancy as capital improvements, including an appliance replacement program at Century and a new fitness center at Park Place, have strengthened leasing efforts at the properties. Interest income decreased as investments in commercial paper declined as a direct result of the 100% increase in the semiannual distributions paid in 1997.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

See Appendix A to this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF
THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of KRLP-V and The
Krupp Company Limited Partnership-II, the other General Partner of KRLP-V, is as follows:

                               Position with
       Name and Age        The Krupp Corporation

       Douglas Krupp (52)  President and Co-Chairman of the Board

       George Krupp (54)   Co-Chairman of the Board

       Wayne H. Zarozny (40)Treasurer

  Douglas Krupp co-founded and serves as Co-
Chairman and Chief Executive Officer of The
Berkshire Group, an integrated real estate
financial services firm engaged in real estate
acquisition, mortgage banking, investment
sponsorship, venture capital investing  and
financial management.   Mr. Krupp has held the
position of Co-Chairman since The Berkshire
Group was established as The Krupp Companies in 1969 and he has served as the Chief
Executive Officer since 1992. Mr. Krupp serves as Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and he is also a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business
Administration in 1989 and was elected trustee in 1990.

  George Krupp is the Co-Founder and Co-
Chairman of The Berkshire Group, an integrated
real estate financial services firm engaged in
real estate acquisition, mortgage banking,
investment sponsorship, venture capital
investing  and financial management.   Mr.
Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New
Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard
University and holds a Master's Degree in History from Brown University.

  Wayne H. Zarozny is Vice President of the
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for asset management, accounting, financial reporting and treasury activities.
Prior to joining The Berkshire Group, he was an audit supervisor for Panell Kerr Forster
International and on the audit staff of
Deloitte, Haskins and Sells, in Boston. He received a B.S. degree from Bryant College, a Master's degree in Business Administration from Clark University and is a Certified
Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

  The Partnership has no directors or
executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of December 31, 1998, beneficial owners of record owning more than 5% of the Partnership's 35,200 outstanding Units were as follows:

   Title     Name and Address            Amount and Nature  Percent
    of              of                           of           of
   Class     Beneficial Owner           Beneficial Ownership Class

   Investor       Equity Resource Fund XIX L.P.
   Limited 14 Story Street
  Partner  Cambridge, MA 02138
  Units                                         225.00 Units   .64%

  InvestorEquity Resource General Fund L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          20.00 Units   .06%

  InvestorEquity Resource Fund XVII L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138                  1,599.50 Units  4.54%
  Units

  Investor Equity Resource Boston Fund
  Limited 14 Story Street
  Partner Cambridge, MA 02138                    205.00 Units   .58%
  Units

  Investor Equity Resource Cambridge Fund
  Limited  14 Story Street
  Partner Cambridge, MA 02138
  Units                                          125.00 Units   .36%

  Investor     Equity Resource Fund XXI L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                         887.00 Units  2.52%

           Total                              3,061.50 Units  8.70%

  On that date, the General Partners or their affiliates owned 106 Units (.30% of the total outstanding) of the Partnership in addition to their General and Original Limited Partner
Interests.

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

(4)  Instruments defining the rights of
     security holders including indentures:

(4.1)Amended Agreement of Limited Partnership dated as of July 27, 1983 [Exhibit A to
Prospectus included in Registrant's
Registration Statement on Form S-11 (File
2-84645)].*

(4.2)Amended Certificate of Limited
Partnership filed with the Massachusetts
Secretary of State on December 16, 1983
[Exhibit 4.2 to Registrant's Report on Form
10-K for 1983 (File 2-84645)].*

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

          (10.12) Agreement of Sale, dated September 18, 1984 between the Partners of Century III Associates and Douglas Krupp and related exhibits including Mortgage Notes and Related Mortgages [Exhibit 1 to Registrant's Report on Form 8-K dated October 11, 1984 (File No. 0-11985)].*

          (10.13) Assignment of Partnership Interest in Century III Associates dated October 10, 1984 by the Partners of Century III Associates to The Krupp Company Limited Partnership-II, The Krupp Corporation and Krupp Realty Limited Partnership-V [Exhibit 2 to Registrant's Report on Form 8-K dated October 11, 1984 (File No. 0-11985)].*

          (10.14) Fifth, Sixth and Seventh Amended and Restated Limited Partnership Agreement of Century III Associates Limited Partnership [Exhibit 3 to Registrant's Report on Form 8-K dated October 11, 1984 (File No. 0-11985)].*

          (10.15) Assignment of Beneficial Interest in Century III Associates from The Krupp Company Limited Partnership-II and The Krupp Corporation to Krupp Realty Limited Partnership-V. [Exhibit 10.32 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

          (10.16) Property Management Agreement, dated October 11, 1984 between Krupp Realty Limited Partnership-V, as Owner, and BRI OP Limited Partnership, formerly known as Berkshire Property Management, an affiliate of Berkshire Realty Company, Inc. [Exhibit 10.33 to Registrant's Report on Form 10-K for the year ended November 30, 1984 (File No. 0-11985)].*

          (10.17) Third Amended and Restated Promissory Note dated April 27, 1989 between Century III Associates Limited Partnership and Bankers United Life Assurance Company. [Exhibit 8 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

          (10.18) Third Amended and Restated Deed of Trust dated April 27, 1989 between Century III Associates Limited Partnership and Bankers United Life Assurance Company. [Exhibit 9 to Registrant's Report on Form 8-K dated April 27, 1989 (File No. 0-11985)].*

          (10.19) Multifamily Note dated December 10, 1997 between Century III Associates Limited Partnership and Reilly Mortgage Group, Inc.*

          (10.20) Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 8, 1997 between Century III Associates Limited Partnership and Trust Company of Chicago and Reilly Mortgage Group, Inc.*

     * Incorporated by reference.

(c)  Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 1998, the Partnership did not file any reports on Form 8-K.
                             SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3Oth day of March, 1999.

                            KRUPP REALTY LIMITED PARTNERSHIP-V

                            By:
                            The Krupp Corporation, a General Partner


                            By:/s/ Douglas Krupp
                                Douglas Krupp, President, Co-Chairman
                                (Principal Executive Officer)
                                and Director of The Krupp Corporation



Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 1999.

Signatures        Titles


/s/ Douglas Krupp               President, Co-Chairman (Principal
Executive Douglas Krupp     Officer) and Director of The Krupp
Corporation, a General Partner.


/s/ George Krupp                Co-Chairman (Principal Executive
Officer) and George Krupp   Director of The Krupp Corporation, a
                            General Partner.


/s/ Wayne H. Zarozny            Treasurer of The Krupp Corporation, a
General Wayne H. Zarozny    Partner.

                             APPENDIX A

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY


         CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                       ITEM 8 OF FORM 10-K

     ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
              For the Year Ended December 31, 1998

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE







Report of Independent Accountants         F-3


Consolidated Balance Sheets at December 31,
1998 and
December 31, 1997                         F-4


Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996F-5


Consolidated Statements of Changes in
Partners' Deficit
for the years ended December 31, 1998, 1997
and 1996                                  F-6


Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996F-7


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

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Krupp Realty Limited Partnership-V and Subsidiary:


In our opinion, the consolidated financial statements and the financial statement schedule listed in the index on page F-2 present fairly, in all material respects, the financial position of Krupp Realty Limited
Partnership-V and  Subsidiary (the
"Partnership") at December 31, 1998 and
December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 1998, in conformity with generally
accepted accounting principles. These
financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Boston, Massachusetts                   /s/ PricewaterhouseCoopers
LLP
February 10, 1999

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1998 and 1997

                             ASSETS

                                              1998        1997

Multi-family apartment complexes, net of
  accumulated depreciation of $45,292,687
  and $41,602,481, respectively (Note D)  $ 28,589,655$ 30,790,070
Cash and cash equivalents (Note C)           2,101,415     802,726
Cash restricted for tenant security deposits   311,432      294,572
Replacement reserve escrows (Note D)           664,186     399,771
Prepaid expenses and other assets (Note E)   2,572,492    2,662,138
Deferred expenses, net of accumulated
  amortization of $82,843 and $48,332,
  respectively (Note E)                        482,529     507,755

     Total assets                         $ 34,721,709$ 35,457,032




                 LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Note D)         $ 41,836,237$ 42,400,979
  Accrued real estate taxes                  2,008,500   1,950,000
  Accrued expenses and other liabilities     1,841,074   1,249,087

     Total liabilities                      45,685,811  45,600,066

Contingency (Note F)

Partners' deficit (Note G):
  Investor Limited Partners
     (35,200 Units outstanding)            (10,130,376)  (9,366,783)
  Original Limited Partner                    (420,061)    (370,797)
  General Partners                            (413,665)    (405,454)

     Total Partners' deficit               (10,964,102) (10,143,034)

  Total liabilities and Partners' deficit $ 34,721,709$ 35,457,032




              The accompanying notes are an integral
       part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1998, 1997 and 1996


                                   1998        1997         1996
Revenue:
  Rental (Note H)                $14,987,931$14,395,306$13,489,627
  Interest income                    112,464    128,292    170,634

     Total revenue                15,100,395 14,523,598 13,660,261

Expenses:
  Operating (Note E)               3,205,429  3,629,513  3,635,470
  Maintenance                        961,085  1,136,671    927,736
  General and administrative
     (Notes E and F)                 891,841   324,660      323,652
  Real estate taxes (Note I)       2,117,434  2,280,910   1,621,545
  Management fees (Note E)           506,198    475,569    442,295
  Depreciation and amortization    3,724,717  3,600,639  3,387,658
  Interest (Note D)                3,000,780  3,380,019  3,440,980

     Total expenses               14,407,484 14,827,981 13,779,336

     Income (loss) before
       extraordinary loss            692,911  (304,383)  (119,075)

Extraordinary loss (Note D)            -       (288,156)     -

Net income (loss) (Note J)       $   692,911$  (592,539)$  (119,075)

Allocation of net income (loss)(Note G):

  Investor Limited Partners
     (35,200 Units outstanding):
       Income (loss) before
          extraordinary loss     $   644,407$ (301,339)$  (117,884)
       Extraordinary loss              -      (285,275)        -
       Net income (loss)         $   644,407$  (586,614)$  (117,884)

  Investor Limited Partners Per Unit:
       Income (loss) before
          extraordinary loss     $  18.31 $ (8.56)      $     (3.35)
       Extraordinary loss             -       (8.11)           -
       Net income (loss)         $  18.31    $(16.67)   $     (3.35)

  Original Limited Partner:
       Income (loss) before
          extraordinary loss     $41,575     $      -   $      -
       Extraordinary loss           -               -          -
       Net income (loss)         $    41,575$      -   $      -

  General Partners:
       Income (loss) before
          extraordinary loss     $ 6,929     $ (3,044)  $    (1,191)
       Extraordinary loss            -         (2,881)         -
       Net income (loss)         $6,929      $    (5,925)$    (1,191)



             The accompanying notes are an integral
         part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
      For the Years Ended December 31, 1998, 1997 and 1996


                      Investor   Original              Total
                      Limited    Limited   General    Partners'
                      Partners   Partner   Partners    Deficit

Balance at
December 31, 1995$ (6,550,285)$(234,539)  $(375,628) $(7,160,452)

Distributions        (704,000)  (45,419)     (7,570)    (756,989)

Net loss             (117,884)       -       (1,191)    (119,075)

Balance at
  December 31, 1996 (7,372,169)  (279,958) (384,389)  (8,036,516)

Distributions         (1,408,000) (90,839)  (15,140)  (1,513,979)

Early extinguishment
  of debt               (285,275)     -      (2,881)    (288,156)

Loss before
  extraordinary loss  (301,339)      -       (3,044)    (304,383)

Balance at
  December 31, 1997  (9,366,783) (370,797) (405,454) (10,143,034)

Net income (Note G)      644,407   41,575     6,929      692,911

Distributions (Note G)  (1,408,000)(90,839)  (15,140)  (1,513,979)

Balance at
  December 31, 1998$(10,130,376)$(420,061)$(413,665)$(10,964,102)

The per Unit distributions for the years ended
December 31, 1998, 1997 and 1996 were $40.00,
$40.00 and $20.00, respectively, none of which represents a return of capital for tax purposes.







             The accompanying notes are an integral
      part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1998, 1997 and 1996


                          1998         1997                   1996

Cash flows from operating activities:
  Net income (loss) $   692,911  $  (592,539)           $  (119,075)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:
     Interest earned on replacement
       reserve escrows    (14,933)               (17,068)    (27,713)
     Depreciation and amortization 3,724,717   3,600,639  3,387,658
     Extraordinary loss from early
       extinguishment of debt           -        288,156       -
     Changes in assets and liabilities:
       Decrease (increase) in cash
          restricted for tenant
          security deposits         (16,860)     13,336    130,341
       Decrease (increase) in prepaid
          expenses and other assets  89,646   (1,284,748)     (6,508)
       Increase in accrued real estate
          taxes                       58,500    290,000       -
       Increase in accrued expenses
          and other liabilities      591,492      7,037     21,147
       Decrease in due to affiliates   -         (26,480)     (7,847)

          Net cash provided by
            operating activities   5,125,473  2,278,333  3,378,003

Cash flow from investing activities:
  Deposits to replacement reserve
     escrows                        (306,512)  (212,912)   (212,912)
  Withdrawals from replacement
     reserve escrows                  57,030    519,865    280,477
  Additions to fixed assets       (1,489,791) (1,728,096) (2,413,114)
  Increase in accrued expenses and
     other liabilities related to
     fixed asset additions               495     -             -

          Net cash used in investing
            activities            (1,738,778) (1,421,143) (2,345,549)

Cash flow from financing activities:
  Proceeds from mortgage note payable   -     11,000,000       -
  Repayment of mortgage notes payable   -    (10,309,332)      -
  Payment of prepayment premium         -       (210,825)      -
  Principal payments on mortgage
    notes payable                   (564,742)  (559,944)   (530,699)
  Increase in deferred expenses       (9,285)   (227,478)       -
  Distributions                   (1,513,979) (1,513,979)   (756,989)

          Net cash used in
            financing activities  (2,088,006)(1,821,558) (1,287,688)

Net increase (decrease) in
  cash and cash equivalents        1,298,689  (964,368)   (255,234)
Cash and cash equivalents,
  beginning of year                  802,726  1,767,094  2,022,328
Cash and cash equivalents,
  end of year                    $ 2,101,415$ 802,726   $ 1,767,094

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

Buildings and improvements5 to 25 years
Appliances, carpeting and equipment         3 to  8 years

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

Deferred Expenses

Costs of obtaining and recording mortgages on the properties are amortized over the term of the related mortgage notes using the straight-line method which approximates the effective interest method.

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

                         Continued
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


B.       Significant Accounting Policies,
Continued

         Descriptive Information About
         Reportable Segments

         During the fourth quarter of 1998,
         the Partnership adopted the
         Financial Accounting Standards
         Board's Statement of Financial
         Accounting Standards No. 131,
         "Disclosures About Segments of an
         Enterprise and Related Information
         ("Statement No. 131").  Statement
         No. 131 superseded FASB Statement
         No. 14, "Financial Reporting for
         Segments of a Business Enterprise".
         Statement No. 131 establishes
         standards for the way that public
         business enterprises report
         information regarding reportable
         operating segments.  The adoption of
         Statement No. 131 did not affect the
         results of operations or financial
         position of the Partnership.

         The Partnership operates and
         develops apartment communities which
         generate rental and other income
         through the leasing of apartment
         units.  The General Partners
         separately evaluate the performance
         of each of the Partnership's
         apartment communities.  However,
         because each of the apartment
         communities have similar economic
         characteristics, facilities,
         services and tenants, the apartment
         communities have been aggregated
         into a single dominant apartment
         communities segment.

         All revenues are from external
         customers and no revenues are
         generated from transactions with
         other segments.  There are no
         tenants which contributed 10% or
         more of the Partnership's total
         revenue during 1998, 1997 or 1996.

         Reclassifications

         Certain prior year balances have
         been reclassified to conform with
         current year consolidated financial
         statement
          presentation.

C.       Cash and Cash Equivalents

  Cash and cash equivalents consisted of the following:

                                      December 31,
                                   1998       1997

     Cash and money market accounts$ 405,431$   802,726
     Treasury bills             1,695,984       -

                               $ 2,101,415$   802,726

D.  Mortgage Notes Payable

  The properties owned by the Partnership are pledged as collateral for the non-recourse mortgage notes outstanding at December 31, 1998 and 1997. Mortgage notes payable consisted of the following:

                                             Annual
                           Principal           Interest
      Property          1998                  1997          Rate
Maturity Date

  Century II
     Apartments     $10,882,768           $11,000,000        6.75%
January 1, 2008
  Park Place
Tower Apartments 30,953,469     31,400,979        6.75% May 1, 2024

Total $41,836,237   $42,400,979

Continued
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D.   Mortgage Notes Payable, Continued

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

Based on the borrowing rates currently
available to the Partnership for bank loans with similar terms and average maturities, the fair value of long term debt is approximately
$10,898,000 and $10,470,000 for the years
ended December 31, 1998 and 1997,
respectively.

Park Place Tower Apartments

The property is subject to a non-recourse mortgage note in the original amount of $33,000,000, dated September 15, 1993, held by the U.S. Department of Housing and Urban
Development ("HUD"). The note is payable in equal monthly installments of principal and interest of $212,783, based on a 31-year amortization. At maturity, all unpaid principal (approximately $1,457,000) and any accrued interest are due. The note may be prepaid subject to a prepayment premium. In the event prepayment of principal occurs, a prepayment premium shall be due, based on a declining premium rate of 5% to 0% of the outstanding principal balance over a period of 5 years. As stipulated in the Regulatory
Agreement with HUD, the Partnership makes monthly deposits of $17,743 in an established reserve for replacements to be used for improvements. Under the terms of the loan, HUD restricts the distribution of funds to Surplus Cash, as defined by HUD in the Regulatory Agreement.

Based on the borrowing rates currently
available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately
$31,766,000 at December 31, 1998.  At December
31, 1997, the fair market value could not be determined since the mortgage note could not be prepaid until 1998.

Due to restrictions on transfers and
prepayment, the Partnership may be unable to refinance certain mortgage notes payable at such calculated fair value.


Continued
         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D.Mortgage Notes Payable, Continued

The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2003 are $600,689,
$642,513, $687,250, $735,102 and $786,286.

During the years ended December 31, 1998, 1997 and 1996, the Partnership paid $2,844,807, $3,221,886 and $3,280,828 of interest on its mortgage notes, respectively.

E.Related Party Transactions

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

  Amounts accrued or paid to the General Partners' affiliates during the years ended December 31, 1998, 1997 and 1996 were as follows:

                                1998      1997      1996

     Property management fees $506,198  $475,569  $442,295

     Expense reimbursements    307,468   317,432   288,226

Charged to operations         $813,666  $793,001  $730,521

  Expense reimbursements due from affiliates of $1,456 were included in prepaid expenses and other assets for the year ended
  December 31, 1998.

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


F.        Legal Proceeding, Continued

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

          Continued discussions with
          Plaintiffs' counsel have resulted
          in a tentative settlement which
          was presented to the court in
          December, 1998.  Although the
          settlement has not been finalized,
          the Partnership recorded
          provisions totaling $1,015,000 in
          the 1998 and 1997 consolidated
          financial statements of $733,000
          and $282,000, respectively.

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


                            Continued
KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


G.  Partners' Deficit, Continued

    As of December 31, 1998, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                         Investor   Original
                         Limited    Limited   General
                         Partners   Partner   Partners    Total

    Capital contributions$ 35,200,000$4,000  $1,000    $ 35,205,000

    Syndication costs    (4,501,000)   -        -        (4,501,000)

    Distributions        (7,619,303)(478,576) (79,762)   (8,177,641)

    Net income (loss)
       before capital
       transactions     (39,885,037)  54,515  (402,327) (40,232,849)

    Net gains on capital
       transactions     6,674,964       -       67,424    6,742,388

    Balance at
       December 31, 1998$(10,130,376)$(420,061)$(413,665)$(10,964,102)

H.   Future Base Rents Due Under Commercial Operating Leases

  Future base rent receivable under commercial operating leases for the years 1999 through 2003 and thereafter is as follows:

                     1999               $149,330
                     2000                 93,989
                     2001                 81,653
                     2002                 82,361
                     2003                 71,177
                     Thereafter          155,981

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


                            Continued
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


J.Federal Income Taxes, Continued

The reconciliation of the net income (loss) reported in the accompanying Consolidated
Statement of Operations with the net income
(loss) reported in the Partnership's federal income tax return for the years ended December
31, 1998, 1997 and 1996 is as follows:

                         1998  1997     1996


Net income (loss) per Consolidated
Statement of Operations       $ 692,911$  (592,539)     $  (119,075)

      Difference between book and tax
          depreciation and
          amortization          414,641   317,863           (30,155)

      Difference between book and tax
          legal adjustment       733,000      113,526       168,474

    Net income (loss) for federal
      income tax purposes        $ 1,840,552$(161,150)  $    19,244

  The allocation of the net income for federal income tax purposes for 1998 is as follows:

                            Portfolio     Passive
                              Income      Income      Total

    Investor Limited Partners$ 101,864  $1,609,849 $ 1,711,713

    Original Limited Partner     6,572     103,861     110,433

    General Partners             1,096      17,310      18,406
                            $  109,532  $1,731,020 $ 1,840,552

During the years ended December 31, 1998, 1997 and 1996 the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes were $48.63, $(4.58) and $.54, respectively.

The basis of the Partnership's assets for financial reporting purposes exceeded its tax basis by approximately $7,651,000 and
$8,063,500 at December 31, 1998 and 1997,
respectively. The basis of the Partnership's liabilities for financial reporting purposes exceeded its tax basis by approximately
$1,015,000 and $282,000 at December 31, 1998
and 1997, respectively.
KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 1998

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

Century II
Apartments
Cockeysville,
Maryland     $ 10,882,768  $1,049,868 $ 13,948,246   $ 5,333,8393 to 25 Yrs.

Park Place Tower
Apartments
Chicago, Illinois  30,953,469    2,877,561   38,230,448 12,442,3803 to 25 Yrs.

   Total          $ 41,836,237  $3,927,429 $ 52,178,694   $17,776,219


                         Gross Amounts Carried at
                             End of Year
    Buildings                                                    Year
       and      Accumulated    Construction       Year
Description     Land Improvements TotalDepreciation Completed   Acquired

Century II
Apartments
Cockeysville,
Maryland  $1,049,868 $19,282,085 $20,331,953 $12,758,634 1971   1984

Park Place Tower
Apartments
Chicago, Illinois 2,877,561 50,672,828  53,550,389  32,534,053  1973 1984

Total           $3,927,429  $ 69,954,913$73,882,342$ 45,292,687

                                 Continued
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION,
Continued

                        December 31, 1998


Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1998:

                             1998        1997         1996

  Real Estate

  Balance at beginning of
     year                $72,392,551 $70,664,455  $68,251,341
  Acquisitions and
     improvements          1,489,791   1,728,096    2,413,114

  Balance at end of year$73,882,342  $72,392,551  $70,664,455


                             1998        1997         1996

  Accumulated Depreciation

  Balance at beginning of
     year                $41,602,481 $38,066,263  $34,745,814
  Depreciation expense     3,690,206   3,536,218    3,320,449

  Balance at end of year$45,292,687  $41,602,481  $38,066,263

Note:The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost of the Partnership's real estate for federal income tax purposes was $73,894,392 and the aggregate accumulated depreciation for federal income tax purposes was $52,945,211, at December 31, 1998.