Form 10-Q
period 1999-03-31
KRUPP REALTY LTD PARTNERSHIP V
filed 1999-05-17
CIK 721799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended  March 31,1999


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


               (617) 523-7722
  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant
(1) has filed all reports required to be filed
by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the
registrant was required to file such reports),
and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X
No

The total number of pages in this document is 10.
       PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

This form 10-Q contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

                              ASSETS

     (Unaudited)        March 31,December 31,    1999       1998

Multi-family apartment complexes, net of
  accumulated depreciation of $46,134,246
  and $45,292,687, respectively              $27,919,558$ 28,589,655
Cash and cash equivalents (Note 2)             2,575,960   2,101,415
Cash restricted for tenant security deposits     315,046     311,432
Replacement reserve escrows                      734,313     664,186
Prepaid expenses and other assets (Note 5)     3,047,563   2,572,492
Deferred expenses, net of accumulated
  amortization of $91,451 and $82,843,
  respectively                                   473,921     482,529

     Total assets                            $35,066,361$ 34,721,709


                 LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                     $41,689,011$ 41,836,237
  Accrued real estate taxes                    2,510,019   2,008,500
  Accrued expenses and other liabilities       2,144,109   1,841,074

     Total liabilities                        46,343,139  45,685,811

Contingency (Note 3)

Partners' deficit (Note 4):
  Investor Limited Partners
     (35,200 Units outstanding)              (10,421,165) (10,130,376)
  Original Limited Partner                      (438,821)    (420,061)
  General Partners                              (416,792)    (413,665)

     Total Partners' deficit                 (11,276,778) (10,964,102)

Total liabilities and Partners' deficit      $35,066,361$ 34,721,709

             The accompanying notes are an integral
      part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                            For the Three Months
                                              Ended March 31,
                                             1999       1998

Revenue:
  Rental                                  $3,851,817 $3,677,852
  Interest income                             36,256     26,107

     Total revenue                         3,888,073  3,703,959

Expenses:
  Operating (Note 5)                         939,665    929,416
  Maintenance                                165,219    129,840
  General and administrative (Note 5)         41,828     36,817
  Real estate taxes                          572,798    576,814
  Management fees (Note 5)                   130,160    123,311
  Depreciation and amortization              850,167    885,597
  Interest                                   743,923    754,062

     Total expenses                        3,443,760  3,435,857

Net income                                $  444,313 $  268,102

Allocation of net income (Note 4):

  Investor Limited Partners
     (35,200 Units outstanding)           $  413,211 $  249,335

  Investor Limited Partners Per Unit      $    11.74 $     7.08

  Original Limited Partner                $   26,659 $   16,086

  General Partners                        $    4,443 $    2,681


             The accompanying notes are an integral
      part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                              For the Three Months
                                                 Ended March 31,

                                                1999      1998

Cash flows from operating activities:
 Net income                                  $  444,313$268,102

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Interest earned on replacement reserve escrow(4,463) (3,132)
      Depreciation
       and amortization                         850,167   885,597
      Changes in assets and liabilities:
        Increase in cash restricted for tenant
           security deposits                     (3,614)    (4,184)
        Decrease (increase) in prepaid expenses
           and other assets                    (475,071)   455,117
        Increase (decrease) in accrued real
           estate taxes                         501,519  (344,155)
        Increase in accrued expenses and other
           liabilities                          302,197    52,772

           Net cash provided by operating
             activities                       1,615,048 1,310,117

Cash flows from investing activities:
 Deposits to replacement reserve escrows        (76,628)   (76,628)
 Withdrawals from replacement reserve escrows    10,964      -
 Additions to fixed assets                     (171,462)  (150,359)

 Increase in accrued expenses and other liabilities
   related to fixed asset additions                 838     5,454

   Net cash used in investing activities       (236,288)  (221,533)

Cash flows from financing activities:
 Principal payments on mortgage notes payable  (147,226)  (137,642)
 Increase in deferred expenses                     -       (9,285)
 Distributions                                 (756,989)  (756,989)

 Net cash used in financing activities         (904,215)  (903,916)


Net increase in cash and cash equivalents       474,545   184,668

Cash and cash equivalents, beginning of period 2,101,415   802,726

Cash and cash equivalents, end of period     $2,575,960$  987,394

             The accompanying notes are an integral
         part of the consolidated financial statements.
KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited
Partnership-V and Subsidiary (the
"Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See
Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1999, and its results of operations and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's
Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

                                        March 31,  December 31,
                                          1999        1998

      Cash and money market accounts  $    134,916$    405,431
      Treasury bills                     2,441,044   1,695,984

                                      $  2,575,960$  2,101,415

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





Continued



             KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(3)Legal Proceeding, Continued

During 1994, the Court ruled in favor of the defendants and accepted the Partnership's
Motion to Dismiss the Plaintiff's Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants have continued to vigorously defend this case.

Continued discussions with Plaintiffs' counsel have resulted in a tentative settlement which was presented to the court in December, 1998.
Although the settlement has not been
finalized, the Partnership has recorded
provisions totaling $1,015,000 in the
consolidated financial statements at March 31, 1999 and December 31, 1998.

(4)   Changes in Partners' Deficit

A summary of changes in Partners' deficit for the three months ended March 31, 1999 is as follows:

                      Investor   Original              Total
                      Limited    Limited   General    Partners'
                      Partners   Partner   Partners    Deficit
    Balance at
     December 31,1998$(10,130,376)$(420,061)$(413,665)$(10,964,102)

    Net income          413,211    26,659     4,443      444,313

    Distributions     (704,000) (45,419)     (7,570)    (756,989)

    Balance at
     March 31, 1999 $(10,421,165)$(438,821)$(416,792)$(11,276,778)

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

Amounts accrued or paid to the General
Partners' affiliates were as follows:

                                         For the Three Months
                                            Ended March 31,
                                           1999      1998

      Property management fees           $130,160  $123,311

      Expense reimbursements               73,010    42,960

        Charged to operations            $203,170  $166,271


    Expense reimbursements due from affiliates of $3,380 and $1,456 were included in prepaid expenses and other assets at March
    31, 1999 and December 31, 1998,
    respectively.

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

The Partnership's apartment markets are currently experiencing an increase in competition from recently renovated existing properties and new construction.
The General Partners are in the process of evaluating strategies to improve the competitiveness of the Partnership's properties.

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

Continued
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY


Liquidity and Capital Resources, Continued

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.
However, if any of the third party service providers cease to conduct business due to Year 2000 related problems, the General
Partners expect to be able to contract with alternate providers without experiencing any material adverse effects on the Partnership's financial condition and results of operations.
The Partnership is in the process of
coordinating their contingency plan with the property manager in charge of operations.

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Park Place Tower Apartments ("Park
Place") and Century Apartments ("Century") for the three months ended March 31, 1999 and 1998.

Net income increased for the three months ended March 31, 1999 as compared to the same period in 1998, as rental revenue increased and expenses stayed relatively stable.

In comparing the three months ended March 31, 1999 to the same period in 1998, the increase in rental revenue is attributable to residential rental rate increases implemented at Park Place and Century. Interest income increased as average cash and cash equivalent balances increased between the periods.

Total expenses remained relatively stable when comparing the first three months of 1999 to the first three months of 1998, as the increase in maintenance expense offset the decrease in depreciation expense. Landscaping and electrical repairs at Park Place as well as increased cleaning costs at Century have resulted in an increase in the Partnership's maintenance expense. Depreciation expense decreased as fixed asset additions purchased in previous years became fully depreciated.

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

During 1994, the Court ruled in favor of the defendants and accepted the Partnership's
Motion to Dismiss the Plaintiff's Third
Amended Complaint. The plaintiffs filed an appeal with the Appellate Court of Illinois, First District. During 1996, the decision was reversed on appeal and the case remanded to trial court for further proceedings. The defendants have continued to vigorously defend this case.

Continued discussions with Plaintiffs' counsel have resulted in a tentative settlement which was presented to the court in December, 1998.
Although the settlement has not been
finalized, the Partnership has recorded
provisions totaling $1,015,000 in the
consolidated financial statements at March 31, 1999 and December 31, 1998.

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


DATE:  May 14, 1999