Form 10-Q
period 1999-06-30
KRUPP REALTY LTD PARTNERSHIP V
filed 1999-08-16
CIK 721799

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    June 30,1999

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

                    CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                           (Unaudited)
                                             June 30,  December 31,
                                               1999       1998

Multi-family apartment complexes, net of
  accumulated depreciation of $46,990,498
  and $45,292,687, respectively            $27,449,839$28,589,655
Cash and cash equivalents (Note 2)           3,901,438  2,101,415
Cash restricted for tenant security deposits               317,683
  311,432
Replacement reserve escrows                    670,621    664,186
Prepaid expenses and other assets (Note 5)   1,869,378  2,572,492
Deferred expenses, net of accumulated amortization
  of $100,060 and $82,843, respectively        465,312    482,529

     Total assets                          $34,674,271$34,721,709


                 LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                   $41,539,287$41,836,237
  Accrued real estate taxes                  2,130,036  2,008,500
  Due to affiliates (Note 5)                    13,959       -
Accrued expenses and other liabilities (Note 3)
                                            1,783,625    1,841,074

     Total liabilities                     45,466,907   45,685,811

Contingency (Note 3)

Partners' deficit (Note 4):
  Investor Limited Partners
     (35,200 Units outstanding)             (9,970,913)(10,130,376)
  Original Limited Partner                    (409,773)   (420,061)
  General Partners                            (411,950)   (413,665)

     Total Partners' deficit               (10,792,636)(10,964,102)

Total liabilities and Partners' deficit    $34,674,271$34,721,709






              The accompanying notes are an integral
       part of the consolidated financial statements.
         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                For the Three Months       For the Six Months
                                   Ended June 30,           Ended June 30,
                                   1999        1998        1999      1998

Revenue:
  Rental                        $3,859,999  $3,708,555  $7,711,816$7,386,407
  Interest income                   39,351      29,214      75,607    55,321

   Total revenue                 3,899,350   3,737,769   7,787,423 7,441,728

Expenses:
  Operating (Note 5)               751,485     769,244   1,691,150 1,698,660
  Maintenance                      247,267     236,399    412,486    366,239
  General and administrative (Note 5)78,255    44,530      120,083    81,347
  Real estate taxes                572,883    579,233    1,145,681 1,156,047
  Management fees (Note 5)         159,229     131,774     289,389   255,085
  Depreciation and amortization    864,861     898,627   1,715,028 1,784,224
  Interest                         741,228     751,542   1,485,151 1,505,604

   Total expenses                3,415,208   3,411,349   6,858,968 6,847,206

Net income                      $  484,142  $  326,420  $  928,455$  594,522


Allocation of net income (Note 4):

  Investor Limited Partners
   (35,200 Units outstanding)   $  450,252  $ 303,571   $  863,463$  552,906

  Investor Limited Partner Per Unit$ 12.79  $     8.63  $    24.53 $    15.71

  Original Limited Partner      $   29,048  $   19,585 $   55,707 $   35,671

  General Partners              $    4,842  $    3,264 $    9,285 $    5,945


               The accompanying notes are an integral
        part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                             For the Six Months
                                               Ended June 30,
                                               1999      1998

Cash flows from operating activities:
  Net income                                $  928,455$  594,522
  Adjustments to reconcile net income to net
   cash provided by operating activities:
Interest earned on replacement reserve escrows  (5,333)  (5,356)
     Depreciation and amortization           1,715,028 1,784,224
     Changes in assets and liabilities:
       Increase in cash restricted for tenant
          security deposits                     (6,251)  (5,857)
       Decrease in prepaid expenses and other
          assets                               703,114     6,893
       Increase in accrued real estate taxes   121,536   157,970
       Increase (decrease) in accrued expenses
          and other liabilities                (57,449)    14,295
       Increase in due to affiliates            13,959      -

          Net cash provided by operating
             activities                      3,413,059 2,546,691

Cash flows from investing activities:
  Deposits to replacement reserve escrows     (153,256)  (153,256)
  Withdrawals from replacement reserve escrows 152,154      10,720
  Additions to fixed assets                   (557,995)  (530,106)

Net cash used in investing activities         (559,097)  (672,642)

Cash flows from financing activities:
  Principal payments on mortgage notes payable(296,950)  (277,620)
  Increase in deferred expenses                   -        (9,285)
  Distributions                               (756,989)  (756,989)

  Net cash used in financing activities     (1,053,939)(1,043,894)


Net increase in cash and cash equivalents    1,800,023   830,155

Cash and cash equivalents, beginning of period 2,101,415   802,726

Cash and cash equivalents, end of period    $3,901,438$1,632,881

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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1999, its results of operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998.

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)   Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                         June 30,   December 31,
                                          1999          1998

      Cash and money market accounts  $   587,300   $   405,431
      Treasury bills                    3,314,138     1,695,984
                                         $ 3,901,438   $ 2,101,415

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

Continued discussions with Plaintiffs' counsel have resulted in a settlement agreement which was presented to the court on July 28, 1999.
The court granted preliminary approval of the settlement agreement and a hearing on the fairness of the settlement has been scheduled for November 18, 1999. Although the settlement has not received final approval by the court, the Partnership has recorded provisions totaling $1,015,000 in the consolidated financial statements at June 30, 1999 and December 31, 1998.

(4)   Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the six months ended June 30, 1999 is as follows:

                      Investor   Original              Total
                      Limited    Limited   General   Partners'
                      Partners   Partner   Partners   Deficit

   Balance at
    December 31, 1998$(10,130,376)$(420,061)$(413,665)$(10,964,102)

   Net income            863,463   55,707     9,285      928,455

   Distributions     (704,000)    (45,419)   (7,570)    (756,989)

   Balance at
    June 30, 1999   $ (9,970,913)$(409,773)$(411,950)$(10,792,636)

Continued

         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(5)       Related Party Transactions

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

Amounts accrued or paid to the General
Partners' affiliates were as follows:

                              For the Three MonthsFor the Six Months
                                 Ended June 30,      Ended June 30,

                                1999      1998     1999     1998


Property management fees      $159,229  $131,774  $289,389$255,085

      Expense reimbursements   101,328    79,213   174,338 122,173

        Charged to operations$260,557   $210,987  $463,727$377,258

   Due to affiliates consisted of expense reimbursements of $13,959 at June 30, 1999.

   Expense reimbursements due from affiliates of $1,456 were included in prepaid expenses and other assets at December 31, 1998.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY


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

The Partnership's apartment market of
Cockeyville, Maryland (Century) is currently experiencing an increase in competition from recently renovated existing properties. The
General Partners are in the process of
evaluating strategies to improve the
competitiveness of the Partnership's
properties.

Year 2000

The General Partners of the Partnership
conducted an assessment of the Partnership's core internal and external computer information systems and have taken the necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999.
This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and organizations.

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998.
As a result, the General Partners have
generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

The General Partners of the Partnership have evaluated Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers and other miscellaneous systems. The
General Partners expect all Year 2000
compliance issues identified in its non-financial systems to be resolved by early in the fourth quarter. The General Partners of the Partnership do not believe that future efforts to achieve Year 2000 compliance in non-financial systems will result in material cost to the Partnership.



Continued
         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY


Year 2000, Continued

The General Partners of the Partnership
surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such providers and vendors are to be Year 2000 ready. The
General Partners do not anticipate any
problems with such providers and vendors that would materially impact its results of operations, liquidity or captial resources.
Nevertheless, the General Partners are
developing contingency plans for all of its "mission-critical functions" to insure business continuity.

In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions.
However, the General Partners do not
anticipate these would materially impact its results of operations, liquidity or capital resources.

To date, the Partnership has not incurred, and does not expect to incur, any significant cost associated with being Year 2000 ready.

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Park Place and Century) for the three and six months ended June 30, 1999 and 1998.

Net income increased for the three and six months ended June 30, 1999 as compared to the same periods in 1998, as rental revenue increased and total expenses remained relatively stable.

The increase in rental revenue for the three and six months ended June 30, 1999 when compared to the same periods in 1998 is attributable to residential rental rate increases implemented at Park Place and Century during the second half of 1998 and the first quarter of 1999. Interest income increased as average cash and cash equivalent balances increased between the periods.

Total expenses remained relatively stable when comparing the three and six months ending June
30, 1999 to the same periods of 1998 as the increase in maintenance, general and administrative and management fee expenses were offset by a decrease in operating and depreciation expenses. Increased plumbing repairs during the second quarter of 1999 at Park Place as well as an increase in cleaning costs at both properties have resulted in an increase in the Partnership's maintenance expense. Property management fees increased in conjunction with the increase in rental revenue as discussed above. General and administrative expense increased due to higher expenses incurred in connection with preparation and mailing of Partnership reports and other investor communications. Operating expense increased in 1999 as a result of an increase in workmen's compensation expense due to a one-time beneficial adjustment to the workmen's compensation reserve in 1998.
Depreciation expense decreased as fixed asset additions purchased in previous years at Park
Place became fully depreciated.





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

Continued discussions with Plaintiffs' counsel have resulted in a settlement agreement which was presented to the court on July 28, 1999.
The court granted preliminary approval of the settlement agreement and a hearing on the fairness of the settlement has been scheduled for November 18, 1999. Although the settlement has not received final approval by the court, the Partnership has recorded provisions totaling $1,015,000 in the consolidated financial statements at June 30, 1999 and December 31, 1998.


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



DATE: August 16, 1999