Form 10-Q
period 1999-09-30
KRUPP REALTY LTD PARTNERSHIP V
filed 1999-11-15
CIK 721799

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September  30, 1999

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

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                           (Unaudited)
                                                 September 30,
December 31,
                                               1999       1998

Multi-family apartment complexes, net of
  accumulated depreciation of $47,876,135
  and $45,292,687, respectively            $27,214,103$28,589,655
Cash and cash equivalents (Note 2)           3,806,917  2,101,415
Cash restricted for tenant security deposits   320,149    311,432
Replacement reserve escrows                    750,758    664,186
Prepaid expenses and other assets (Note 5)   1,465,716  2,572,492
Deferred expenses, net of accumulated amortization
  of $108,668 and $82,843, respectively        456,704    482,529

     Total assets                          $34,014,347$34,721,709


                 LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                   $41,387,023$41,836,237
  Accrued real estate taxes                  1,504,557  2,008,500
Accrued expenses and other liabilities (Note 3)2,026,803  1,841,074

     Total liabilities                      44,918,383 45,685,811

Contingency (Note 3)

Partners' deficit (Note 4):
  Investor Limited Partners
     (35,200 Units outstanding)            (10,074,515)(10,130,376)
  Original Limited Partner                    (416,456)   (420,061)
  General Partners                            (413,065)   (413,665)

     Total Partners' deficit               (10,904,036)(10,964,102)

     Total liabilities and Partners' deficit$34,014,347$34,721,709






              The accompanying notes are an integral
       part of the consolidated financial statements.<
         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                              For the Three Months       For the Nine Months
                              Ended September 30,        Ended September 30,

                                1999         1998       1999       1998

Revenue:
 Rental                        $3,922,597  $3,807,018  $11,634,413$11,193,425
  Interest income                 53,528      28,705      129,135     84,026

   Total revenue               3,976,125   3,835,723   11,763,548 11,277,451

Expenses:
  Operating (Note 5)             961,011     652,721    2,652,161  2,351,381
  Maintenance                    292,786     291,869      705,272    658,108
General and administrative(Note5) 76,592      43,876      196,675    125,223
  Real estate taxes              189,102     572,843    1,334,783  1,728,890
  Management fees (Note 5)       178,426     140,224      467,815    395,309
  Depreciation and amortization  894,245     967,685    2,609,273  2,751,909
  Interest                       738,374     748,796    2,223,525  2,254,400

   Total expenses              3,330,536   3,418,014   10,189,504 10,265,220

Net income                      $645,589    $417,709    $1,574,044$1,012,231


Allocation of net income (Note 4):

  Investor Limited Partners
   (35,200 Units outstanding)   $600,398    $388,469    $1,463,861$  941,375

  Investor Limited Partner Per Unit$    17.06$  11.03   $   41.59 $    26.74

  Original Limited Partner      $   38,735  $ 25,063    $  94,443 $   60,734

  General Partners              $    6,456  $ 4,177     $  15,740 $   10,122




               The accompanying notes are an integral
        part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                            For the Nine Months
                                            Ended September 30,
                                               1999      1998

Cash flows from operating activities:
  Net income                                $1,574,044  $1,012,231
  Adjustments to reconcile net income to net
   cash provided by operating activities:
Interest earned on replacement reserve escrows (8,842)     (9,521)
     Depreciation and amortization           2,609,273  2,751,909
     Changes in assets and liabilities:
       Increase in cash restricted for tenant
          security deposits                   (8,717)     (18,382)
       Decrease (Increase) in prepaid expenses
          and other assets                   1,106,776    (601,804)
       Increase (Decrease) in accrued real
          estate taxes                        (503,943)    660,095
       Increase (decrease) in accrued expenses
          and other liabilities                185,729    (121,056)


          Net cash provided by operating
             activities                      4,954,320 3,673,472

Cash flows from investing activities:
  Deposits to replacement reserve escrows     (229,884)  (229,884)
  Withdrawals from replacement reserve escrows 152,154      57,030
  Additions to fixed assets                 (1,207,896)(1,002,347)
  Increase in accrued expenses and other
   liabilities related to fixed asset additions   -         3,349

Net cash used in investing activities  (1,285,626)(1,171,852)
Cash flows from financing activities:
Principal payments on mortgage notes payable(449,214)    (419,973)
  Increase in deferred expenses                 -          (9,285)
  Distributions                             (1,513,978)(1,513,979)

  Net cash used in financing activities     (1,963,192)(1,943,237)


Net increase in cash and cash equivalents    1,705,502     558,383

Cash and cash equivalents, beginning of period2,101,415     802,726

Cash and cash equivalents, end of period    $3,806,917$1,361,109


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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 1999, its results of operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended
September 30, 1999 and 1998.

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

                            September 30,           December 31,
                            1999                        1998

      Cash and money market accounts  $   2,436,248  $   405,431
      Treasury bills                      1,370,669  1,695,984

                                      $   3,806,917$ 2,101,415

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

Continued discussions with Plaintiffs' counsel have resulted in a settlement agreement which was presented to the court on July 28, 1999.
The court granted preliminary approval of the settlement agreement and a hearing on the fairness of the settlement has been scheduled for November 18, 1999. Although the settlement has not received final approval by the court, the Partnership has recorded provisions totaling $1,015,000 in the consolidated financial statements at September
30, 1999 and December 31, 1998.

(4)   Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the nine months ended September 30, 1999 is as follows:

                      Investor   Original              Total
                      Limited    Limited   General   Partners'
                      Partners   Partner   Partners   Deficit

Balance at
December 31, 1998$(10,130,376)$(420,061)  $(413,665)$(10,964,102)

   Net income        1,463,861     94,443    15,740    1,574,044

   Distributions    (1,408,000)   (90,838)          (15,140) ( 1,513,978)

   Balance at
   September 30,1999$(10,074,515)$(416,456)$(413,065)$(10,904,036)

Continued

         KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



   Amounts accrued or paid to the General Partners' affiliates were as follows:

                         For the Three Months     For the Nine Months
                         Ended September30,  Ended September 30,
                          1999     1998    1999          1998


Property management fees $178,426 $140,224 $467,815    $395,309

Expense reimbursements 100,691     79,283   275,029     201,456

Charged to operations$279,117   $ 219,507$742,844 $596,765

   Expense reimbursements due from affiliates
   of $8,323 and $1,456 were included in
   prepaid expenses and other assets at
   September 30, 1999 and December 31, 1998,
   respectively.
        KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY


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

The General Partners of the Partnership have evaluated Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers and other miscellaneous systems. The
General Partners do not anticipate any
problems in its non-financial systems.

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

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Park Place and Century) for the three and nine months ended September 30, 1999 and 1998.

Net income increased for the three and nine months ended September 30, 1999 as compared to the same periods in 1998, as rental revenue increased and total expenses remained relatively stable.

The increase in rental revenue for the three and nine months ended September 30, 1999 when compared to the same periods in 1998 is attributable to residential rental rate increases implemented at Park Place and Century during the second half of 1998 and the first quarter of 1999. Interest income increased as average cash and cash equivalent balances increased between the periods.

Total expenses remained relatively stable when comparing the three and nine months ending
September 30, 1999 to the same periods of 1998 as the increase in operating, general and administrative and management fee expenses were offset by a decrease in real estate taxes and depreciation expenses. Operating expense increased in the third quarter of 1999, resulting from increases in electricity expense and an increase in workmen's compensation expense due to an adjustment to the workmen's compensation reserve in 1998.
General and administrative expense increased due to higher expenses incurred in connection with preparation and mailing of Partnership reports and other investor communications.
Property management fees increased in
conjunction with the increase in rental
revenue as discussed above. Real estate taxes decreased during the third quarter of 1999 due to an abatement, of approximately $245,000, and refund of prior years taxes received by Park Place. Depreciation expense decreased as fixed asset additions purchased in previous years at Park Place became fully depreciated.

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

Continued discussions with Plaintiffs' counsel have resulted in a settlement agreement which was presented to the court on July 28, 1999.
The court granted preliminary approval of the settlement agreement and a hearing on the fairness of the settlement has been scheduled for November 18, 1999. Although the settlement has not received final approval by the court, the Partnership has recorded provisions totaling $1,015,000 in the consolidated financial statements at September
30, 1999 and December 31, 1998.


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



DATE: November 15, 1999