Form 10-K
period 1999-12-31
KRUPP REALTY LTD PARTNERSHIP V
filed 2000-03-30
CIK 721799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended                      December 31, 1999

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to


      Commission file number              0-11985

                       Krupp Realty Limited Partnership-V
             (Exact name of registrant as specified in its charter)

             Massachusetts                                04-2796207
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

One Beacon Street, Boston, Massachusetts                     02108
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

The exhibit index is located on pages 12-14.

The total number of pages in this document is 33.

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

     As of December 31, 1999, the Partnership did not employ any personnel.

Recent Development

     On January 21, 2000, KR5 Acquisition, L.L.C. ("KR5"), KRF Company, L.L.C., and The Krupp Family Limited Partnership - 94, affiliates of the General Partner, filed a Transaction Statement on Schedule 13E-3 with the Securities and Exchange Commission (the "SEC") with respect to KR5's proposal to merge KRLP-V with and into KR5. Under the terms of the proposed merger, each unitholder of KRLP-V other than certain unitholders that have agreed to reinvest their units in KR5 will receive $1,200 in cash for each outstanding investor limited partnership interest owned by it. KR5 was formed for the purpose of merging with KRLP-V. The General Partners of the Partnership have filed definitive proxy materials with the SEC with respect to the proposed merger, which is subject to certain conditions, including approval by unitholders of the merger and related amendments to KRLP-V's partnership agreement. On March 24, 2000, the proxy statement was mailed to the unitholders of KRLP-V. KRLP-V estimates that the merger will be completed, if approved by unitholders, in the second quarter of 2000.

     On December 23, 1999, ERP Operating Partnership, an Illinois limited partnership ("ERP"), made a third-party tender offer to acquire all of the outstanding units at a price of $1,100 per unit. ERP's offer terminated on January 21, 2000.

ITEM 2. PROPERTIES

     As of December 31, 1999, the Partnership had leveraged investments in two apartment complexes having an aggregate of 1,369 units. One of the complexes has an additional 18,417 square feet of leasable commercial space.

     A summary of the Partnership's  real estate investments is presented below.
Schedule III included in Item 8 (Appendix A) of this report contains additional detailed information with respect to individual properties.

                                                       Average Occupancy
                                    Total Units/      For the Year Ended
                                       Current           December 31,
                         Year of      Leasable     ------------------------
Description            Acquisition Square Footage  1999 1998 1997 1996 1995
-----------            ----------- --------------  ---- ---- ---- ---- ----
Century II Apts.
Cockeysville, Maryland    1984        468 Units     96% 100% 100%  96%  92%

Park Place Tower Apts.                901 Units     97%  99%  99%  96%  94%
Chicago, Illinois         1984     18,417 Sq. Ft.   61%  64%  64%  76%  83%

ITEM 3.       LEGAL PROCEEDINGS

  The Partnership was a defendant in a class action suit relating to the alleged unlawful practice of giving discounts for the early or timely payments of rent at Park Place Tower Apartments and Marine Terrace Apartments. In November 1999, the Court granted approval of the settlement agreement that was presented by both Plaintiff and Defense counsel. Upon payment of the settlement amount, the case was dismissed in December of 1999. The total cost of the settlement, including legal fees related to the settlement, was approximately $646,535 of which $139,610 is included in accrued expenses and other liabilities on the balance sheet. All other costs of the lawsuit have been paid as of December 31, 1999. The Partnership recognized $328,630 in other income and $733,000 in expenses which is included in general and administrative expenses, during 1999 and 1998, respectively.


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

  The number of Investor Limited Partners as of December 31, 1999 was approximately 1,750.

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

  In 1995, the General Partners determined that there was sufficient Cash Flow, as calculated under section 8.2 (a) of the Partnership Agreement ("Cash Flow"), and working capital reserves to reinstate distributions. These semiannual distributions, which commenced in the first quarter of 1996, were paid at an annual rate of $20.00 per Unit. The General Partners believed there was sufficient Cash Flow and working capital reserves to increase the annual distribution rate in 1997 to the current rate of $40.00 per Unit.

  The Partnership made the following distributions to its Partners during the years ended December 31, 1999 and 1998:


                                               Year Ended December 31,
                                   --------------------------------------------
                                           1999                    1998
                                   --------------------   ---------------------
                                     Amount    Per Unit     Amount     Per Unit
                                   ----------  --------   ----------   --------
Limited Partners:
  Investor Limited Partners
    (35,200 Units
    outstanding)                   $1,408,000   $ 40.00   $1,408,000   $  40.00

  Original Limited Partner             90,839                 90,839

General Partners                       15,139                 15,140
                                   ----------             ----------

                                   $1,513,978             $1,513,979
                                   ==========             ==========

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

                        1999       1998        1997        1996        1995
                    ----------- ----------- ----------- ----------- -----------

Total revenue       $16,260,401 $15,100,395 $14,523,598 $13,660,261 $13,839,760

Income (loss) before
  gain from capital
  transactions        2,678,794     692,911    (304,383)   (119,075)   (795,377)

Gain on sale of
  property                 -           -           -           -      3,265,789

Income (loss) before
  extraordinary loss  2,678,794     692,911    (304,383)   (119,075)  2,470,412

Extraordinary loss         -           -       (288,156)       -        (93,215)

Net income (loss)     2,678,794     692,911    (592,539)   (119,075)  2,377,197

Net income (loss)
  allocated to:

  Investor Limited
    Partners          2,491,278     644,407    (586,614)   (117,884)  2,353,425
      Per Unit            70.77       18.31      (16.67)      (3.35)      66.86

  Original Limited
    Partner             160,728      41,575        -           -           -

  General Partners       26,788       6,929      (5,925)     (1,191)     23,772

Total assets at
  December 31,       34,340,161  34,721,709  35,457,032  37,162,269  38,555,732

Long-term obligations
  at December 31,    40,589,661  41,235,548  41,848,811  41,700,453  42,273,669

Distributions:

  Investor Limited
    Partners          1,408,000   1,408,000   1,408,000     704,000        -
      Per Unit            40.00       40.00       40.00       20.00        -

  Original
    Limited Partner      90,839      90,839      90,839      45,419        -

  General Partners       15,139      15,140      15,140       7,570        -

The Selected Financial Data results for the periods presented are not comparable due to the sale of Marine Terrace on July 19, 1995.

The per Unit distributions for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 were $40.00, $40.00, $40.00, $20.00 and $0, respectively, none of which represented a return of capital.

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

     The Partnership's properties, Century and Park Place, have spent approximately $2,097,000 in 1999 and are expected to spend approximately $1,590,000 for capital improvements in 2000 in order to remain competitive in their respective markets. These improvements include boiler replacement, facade repairs and new membrane as well as interior improvements at the Partnership's properties. Future capital expenditures may increase above 1999 levels when replacement of aging systems at the Partnerships properties become necessary. The Partnership expects to fund these improvements from established reserves and cash generated from property operations.

     Financial Accounting Standards Board Statement No.137. ("FAS 137") "Accounting for Derivative Instruments and Hedging Activities-deferral of the Effective Date of the Statement of Financial Accounting Standards No.133." FAS 137 amended FAS 133 by deferring the effective date to fiscal quarters of all fiscal years beginning after June 15, 2000. The General Partners believe that the implementation of FAS 137 will not have a material impact on the Partnership's financial statement.

Operations

     The following discussion relates to the operations of the Partnership and its properties (Park Place Tower and Century II Apartments) for the years ended December 31, 1999, 1998 and 1997.

Year 2000

     The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready. They have evaluated Year 2000 compliance issues with respect to its non-financial systems and have received assurances from third-party service providers (including but not limited to its telecommunications providers and banks) with regard to their Year 2000 readiness.

     The General Partners completed the testing and conversion of the Partnership's financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

     To date, the Partnership has not incurred, and does not expect to incur, any significant cost associated with being Year 2000 compliant.

     To date, the Partnership has not had, and does not expect to have, any Year 2000 related problems.

1999 compared to 1998

         Net income increased in 1999 as compared to 1998, as rental revenue increased and expenses decreased.

         In  comparing   1999  to  1998,  the  increase  in  rental  revenue  is
     attributable to residential rental rate increases implemented at Park Place and Century.

         Total expenses decreased when comparing 1999 to 1998, primarily due to decreases in general and administrative, real estate taxes, depreciation and interest expenses, partially offset by an increase in operating and maintenance expenses. The decrease in general and administrative expense is due to significant litigation costs recorded in 1998 that are not present in 1999. Real estate taxes decreased in 1999 due to an abatement, of approximately $245,000, and refund of prior years taxes received by Park Place. Depreciation expense decreased as fixed asset additions purchased in previous years at Park Place became fully depreciated. Operating expense increased in 1999 resulting from increases in payroll expense and an increase in liability and workmen's compensation expense over 1998 due to a favorable adjustment in 1998 as a result of favorable claims experience. Property management fees and maintenance fees increased in conjunction with the increase in rental revenue.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of KRLP-V and The Krupp Company Limited Partnership-II, the other General Partner of KRLP-V, is as follows:

                                         Position with
         Name and Age                    The Krupp Corporation
         ------------                    ---------------------
         Douglas Krupp (53)              President and Co-Chairman of the Board

         George Krupp (55)               Co-Chairman of the Board

         Wayne H. Zarozny (41)           Treasurer

     Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990.

     George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, beneficial owners of record owning more than 5% of the Partnership's 35,200 outstanding Units were as follows:

 Title         Name and Address         Amount and Nature      Percent
  of                  of                       of                of
 Class         Beneficial Owner        Beneficial Ownership     Class
-------     ------------------------   --------------------    --------
Investor    Equity Resource Fund XIX
Limited       Limited Partnership
Partner     14 Story Street
Units       Cambridge, MA 02138         3,985.5 Units(1)(2)      11.3%

Investor    Equity Resource Fund XXI
Limited       Limited Partnership
Partner     14 Story Street
Units       Cambridge, MA 02138         3,985.5 Units(1)(3)      11.3%

Investor    Equity Resource General Fund
Limited       Limited Partnership
Partner     14 Story Street
Units       Cambridge, MA 02138         3,985.5 Units(1)(4)      11.3%

Investor    Equity Resource Cambridge Fund
Limited       Limited Partnership
Partner     14 Story Street
Units       Cambridge, MA 02138         3,985.5 Units(1)(5)      11.3%

Investor    Equity Resource Bridge Fund
Limited       Limited Partnership
Partner     14 Story Street
Units       Cambridge, MA 02138         3,985.5 Units(1)(6)      11.3%

Investor    Equity Resource Boston Fund
Limited       Limited Partnership
Partner     14 Story Street
Units       Cambridge, MA 02138         3,985.5 Units(1)(7)      11.3%

Investor    Equity Resources Group,
Limited       Incorporated
Partner     14 Story Street
Units       Cambridge, MA 02138         3,985.5 Units(1)(8)      11.3%

Investor    Eggert Dagbjartsson
Limited
Partner     14 Story Street
Units       Cambridge, MA 02138         3,985.5 Units(1)(9)      11.3%

Investor    Mark S. Thompson
Limited
Partner     14 Story Street
Units       Cambridge, MA 02138         3,985.5 Units(1)(10)     11.3%

Investor    James E. Brooks
Limited
Partner     14 Story Street
Units       Cambridge, MA 02138         3,985.5 Units(1)(11)     11.3%

Investor    KRF Company, L.L.C.
Limited
Partner     One Beacon Street, Suite 1500
Units       Boston, MA 02108            3,985.5 Units(1)(12)     11.3%






Investor    KR5 Company, L.L.C.
Limited
Partner     One Beacon Street, Suite 1500
Units       Boston, MA 02108            3,985.5 Units(1)(13)     11.3%

(1)According to the statement on Schedule 13D originally filed on December 12, 1996 by Equity Resources Group, Incorporated ("Equity Resources"), Equity Resources Fund XVII Limited Partnership, Equity Resources Fund XIX Limited
Partnership, Equity Resource Fund XXI Limited Partnership, Equity Resource General Fund Limited partnership, Equity Resource Cambridge Fund Limited Partnership, Equity Resource Bridge Fund Limited Partnership, Equity Resource Boston Fund Limited Partnership (collectively, "Equity"), James E. Brooks, Mark
S. Thompson, and Eggert Dagbjartsson, as amended by Amendment No. 1 thereto dated April 14, 1997, Amendment No. 2 thereto, dated May 31, 1999 and Amendment No. 3 thereto dated December 2, 1999 (as amended, the "Equity/Krupp Schedule 13D"), each of Equity Resources, Equity, Mark S. Thompson, Eggert Dagbjartsson, KRF Company, L.L.C. ("KRF"), KR5 Acquisition, L.L.C. ("KR5"), The Krupp Family Limited Partnership - 94 ("Krupp-94"), Douglas Krupp and George Krupp (Messrs. Krupp, together with KRF, KR5 and Krupp-94, the "KRF Affiliates") may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act by virtue of the execution of an Investment Agreement, dated as of December 2, 1999, by and among Equity, KRF and KR5 (the "Investment Agreement") and a Voting Agreement dated as of December 2, 1999 by and among Equity, KRF and KR5 (the "Voting Agreement"). According to the Equity/Krupp Schedule 13D, Equity, KRF and KR5 entered into the Investment Agreement and the Voting Agreement for the purpose of facilitating a merger proposal (the "Proposal") made by KR5 to acquire outstanding units for cash. According to the Equity/Krupp 13D, completion of the merger is subject to the satisfaction of a number of conditions, including the approval of the merger agreement and necessary amendments to the Amended Agreement of Limited Partnership, dated as of July 27, 1983, of the Partnership (the "Amendments") by the Holders of a majority of Units of the Partnership. According to the Equity/Krupp Schedule 13D, under the terms of the Voting Agreement, Equity has agreed that at any meeting of the partners of the Partnership, however called, and in any action by consent of the limited partners of the Partnership, Equity will vote (or cause to be voted) the units held of record or beneficially owned by it in favor of the Proposal and the Amendments. According to the Equity/Krupp Schedule 13D, the Voting Agreement shall terminate on August 1, 2000 unless extended by agreement of each of the parties.

(2) According to the Equity/Krupp Schedule 13D, Equity Resource Fund XIX Limited Partnership has shared voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp
Schedule 13D, Equity Resource Fund XIX Limited Partnership has sole voting and dispositive power with respect to 225 units of the Partnership.

(3) According to the Equity/Krupp Schedule 13D, Equity Resource Fund XXI Limited Partnership has shared voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp
Schedule 13D, Equity Resource Fund XXI Limited Partnership has sole voting and dispositive power with respect to 847 units of the Partnership.

(4) According to the Equity/Krupp Schedule 13D, Equity Resource General Fund Limited Partnership has shared voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp Schedule 13D, Equity Resource Fund XXI Limited Partnership has sole voting and dispositive power with respect to 20 units of the Partnership.

(5) According to the Equity/Krupp Schedule 13D, Equity Resource Cambridge Fund Limited Partnership has shared voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp Schedule 13D, Equity Resource Cambridge Fund Limited Partnership has sole voting and dispositive power with respect to 175 units of the Partnership.






(6) According to the  Equity/Krupp  Schedule 13D,  Equity  Resource  Bridge Fund
Limited Partnership has shared voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp Schedule 13D, Equity Resource Cambridge Fund Limited Partnership has sole voting and dispositive power with respect to 20 units of the Partnership.

(7) According to the  Equity/Krupp  Schedule 13D,  Equity  Resource  Boston Fund
Limited Partnership has shared voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp Schedule 13D, Equity Resource Boston Fund Limited Partnership has sole voting and dispositive power with respect to 1,099 units of the Partnership.

(8) According to the Equity/Krupp Schedule 13D, Equity Resources Group, Incorporated has shared voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp
Schedule 13D, Equity Resources Group, Incorporated has sole voting and dispositive power with respect to 847 units of the Partnership.

(9) According to the Equity/Krupp Schedule 13D, Eggert Dagbjartsson has shared voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp Schedule 13D, Eggert Dagbjartsson has shared voting and dispositive power with respect to 3,138.5 units of the Partnership.

(10) According to the Equity/Krupp Schedule 13D, Mark S. Thompson has shared voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp Schedule 13D, Mark S. Thompson has shared voting and dispositive power with respect to 1,314 units of the Partnership.

(11) According to the Equity/Krupp Schedule 13D, James E. Brooks has shared voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp Schedule 13D, James E. Brooks has shared voting and dispositive power with respect to 2,671.5 units of the Partnership.

(12) According to the Equity/Krupp Schedule 13D, KRF has shared voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger. Also according to the Equity/Krupp Schedule 13D, KRF has not purchased and does not hold, directly or indirectly, any units of the Partnership. As stated in the Equity/Krupp Schedule 13D, KRF may be deemed to have acquired beneficial ownership of the units reported in the Equity/Krupp Schedule 13D pursuant to the terms of the Voting Agreement and the Investment Agreement. The sole member of KRF is Krupp-94, of which Douglas Krupp and George Krupp are the general partners. In such capacities, theses remaining Krupp Affiliates may also be deemed to share voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger.

(13) According to the Equity/Krupp Schedule 13D, KR5 has shared voting power over 3,985.5 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp Schedule 13D, KR5 has not purchased and does not hold, directly or indirectly, any units of the Partnership. As stated in the Equity/Krupp Schedule 13D, KR5 may be deemed to have acquired beneficial ownership of the units reported in the Equity/Krupp Schedule 13D pursuant to the terms of the Voting Agreement and the Investment Agreement. The sole member of KR5 is KRF.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership does not have any directors, executive officers or nominees for election as director. Please see "Business - Recent Developments" above and Note E to the Consolidated Financial Statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   Consolidated Financial Statements - see Index to Consolidated
              Financial Statements and Schedule included under Item 8 (Appendix
              A),on page F-2 of this Report.

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

(c)      Reports on Form 8-K

         During the last quarter of the fiscal year ended December 31, 1999, the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                               KRUPP REALTY LIMITED PARTNERSHIP-V

                               By:    The Krupp Corporation, a General Partner

                               By:    /s/ Douglas Krupp
                                      Douglas Krupp, President, Co-Chairman
                                      (Principal Executive Officer)
                                      and Director of The Krupp Corporation



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 2000.

Signatures                         Titles
----------                         ------

/s/ Douglas Krupp                  President, Co-Chairman (Principal Executive
Douglas Krupp                      Officer) and Director of The Krupp
                                   Corporation, a General Partner.


/s/ George Krupp                   Co-Chairman (Principal Executive Officer) and
George Krupp                       Director of The Krupp Corporation, a General
                                   Partner.


/s/ Wayne H. Zarozny               Treasurer (Principal Financial and Accounting
Wayne H. Zarozny                   Officer) of The Krupp Corporation, a General
                                   Partner.

                                   APPENDIX A

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY













                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1999

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





Report of Independent Accountants                                          F-3


Consolidated Balance Sheets at December 31, 1999 and
December 31, 1998                                                          F-4


Consolidated Statements of Operations for the years ended
December 31, 1999, 1998 and 1997                                           F-5


Consolidated Statements of Changes in Partners' Deficit
for the years ended December 31, 1999, 1998 and 1997                       F-6


Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997                                           F-7


Notes to Consolidated Financial Statements                          F-8 - F-16


Schedule III - Real Estate and Accumulated Depreciation            F-17 - F-18



All other schedules are omitted as they are not applicable, not required, or the information is provided in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Krupp Realty Limited Partnership-V and Subsidiary:


     In our opinion, the consolidated financial statements and the financial statement schedule listed in the index on page F-2 present fairly, in all material respects, the financial position of Krupp Realty Limited Partnership-V and Subsidiary (the "Partnership") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


February 25, 2000

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                     ASSETS

                                                    1999            1998
                                                ------------    ------------
Multi-family apartment complexes, net of
  accumulated depreciation of $48,927,222
  and $45,292,687, respectively (Note D)        $ 27,052,599    $ 28,589,655
Cash and cash equivalents (Note C)                 3,794,272       2,101,415
Cash restricted for tenant security deposits         322,812         311,432
Replacement reserve escrows (Note D)                 810,576         664,186
Prepaid expenses and other assets (Note E)         1,911,807       2,572,492
Deferred expenses, net of accumulated
  amortization of $117,277 and $82,843,
  respectively (Note E)                              448,095         482,529
                                                ------------    ------------

    Total assets                                $ 34,340,161    $ 34,721,709
                                                ============    ============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Note D)               $ 41,232,174    $ 41,836,237
  Accrued real estate taxes                        1,885,853       2,008,500
  Accrued expenses and other liabilities           1,021,420       1,841,074
                                                ------------    ------------

    Total liabilities                             44,139,447      45,685,811
                                                ------------    ------------

Partners' deficit (Note G):
  Investor Limited Partners
    (35,200 Units outstanding)                    (9,047,098)    (10,130,376)
  Original Limited Partner                          (350,172)       (420,061)
  General Partners                                  (402,016)       (413,665)
                                                ------------    ------------

    Total Partners' deficit                      ( 9,799,286)    (10,964,102)
                                                ------------    ------------

    Total liabilities and Partners' deficit     $ 34,340,161    $ 34,721,709
                                                ============    ============
















                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997


                                             1999         1998          1997
                                          -----------  -----------  -----------
Revenue:
  Rental (Note H)                         $15,729,054  $14,987,931  $14,395,306
  Interest income                             202,717      112,464      128,292
  Other income                                328,630         -            -
                                          -----------  -----------  -----------

    Total revenue                          16,260,401   15,100,395   14,523,598
                                          -----------  -----------  -----------

Expenses:
  Operating (Note E)                        3,485,521    3,205,429    3,629,513
  Maintenance                                 977,390      961,085    1,136,671
  General and administrative
    (Notes E and F)                           222,415      891,841      324,660
  Real estate taxes (Note I)                1,700,398    2,117,434    2,280,910
  Management fees (Note E)                    567,764      506,198      475,569
  Depreciation and amortization             3,668,969    3,724,717    3,600,639
  Interest (Note D)                         2,959,150    3,000,780    3,380,019
                                          -----------  -----------  -----------

    Total expenses                         13,581,607   14,407,484   14,827,981
                                          -----------  -----------  -----------

    Income (loss) before
      extraordinary loss                    2,678,794      692,911     (304,383)

Extraordinary loss (Note D)                      -            -        (288,156)
                                          -----------  -----------  -----------

Net income (loss) (Note J)                $ 2,678,794  $   692,911  $  (592,539)
                                          ===========  ===========  ===========

Allocation of net income (loss)(Note G):

  Investor Limited Partners
    (35,200 Units outstanding):
      Income (loss) before
        extraordinary loss                $ 2,491,278  $   644,407  $  (301,339)
      Extraordinary loss                         -            -        (285,275)
                                          -----------  -----------  -----------
      Net income (loss)                   $ 2,491,278  $   644,407  $  (586,614)
                                          ===========  ===========  ===========

  Investor Limited Partners Per Unit:
    Income (loss) before
      extraordinary loss                  $     70.77  $     18.31  $     (8.56)
    Extraordinary loss                           -            -           (8.11)
                                          -----------  -----------  -----------
    Net income (loss)                     $     70.77  $     18.31  $    (16.67)
                                          ===========  ===========  ===========

  Original Limited Partner:
    Income (loss) before
      extraordinary loss                  $   160,728  $    41,575  $      -
    Extraordinary loss                           -            -            -
                                          -----------  -----------  -----------
    Net income (loss)                     $   160,728  $    41,575  $      -
                                          ===========  ===========  ===========

  General Partners:
    Income (loss) before
      extraordinary loss                  $    26,788  $     6,929  $    (3,044)
    Extraordinary loss                           -            -          (2,881)
                                          -----------  -----------  -----------
    Net income (loss)                     $    26,788  $     6,929  $    (5,925)
                                          ===========  ===========  ===========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the Years Ended December 31, 1999, 1998 and 1997



                           Investor       Original                   Total
                           Limited        Limited      General       Partners'
                           Partners       Partner      Partners      Deficit
                         -------------   ----------   ----------   ------------
Balance at
  December 31, 1996      $ (7,372,169)   $(279,958)   $(384,389)   $(8,036,516)

Distributions              (1,408,000)     (90,839)     (15,140)    (1,513,979)

Early extinguishment
  of debt                    (285,275)        -          (2,881)      (288,156)

Loss before
  extraordinary loss         (301,339)        -          (3,044)      (304,383)
                         ------------    ---------    ---------    -----------

Balance at
  December 31, 1997        (9,366,783)    (370,797)    (405,454)   (10,143,034)

Net Income                    644,407       41,575        6,929        692,911

Distributions              (1,408,000)     (90,839)     (15,140)    (1,513,979)
                         ------------    ---------    ---------    -----------

Balance at
  December 31, 1998       (10,130,376)    (420,061)    (413,665)   (10,964,102)

Net income (Note G)         2,491,278      160,728       26,788      2,678,794

Distributions (Note G)     (1,408,000)     (90,839)     (15,139)    (1,513,978)
                         ------------    ---------    ---------    -----------

Balance at
  December 31, 1999      $ (9,047,098)   $(350,172)   $(402,016)  $ (9,799,286)
                         ============    =========    =========   ============

The per Unit distributions for the years ended December 31, 1999, 1998 and 1997 were $40.00, $40.00 and $40.00, respectively, none of which represents a return of capital for tax purposes.




















                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997


                                              1999        1998         1997
                                          -----------  -----------  -----------

Cash flows from operating activities:
  Net income (loss)                       $ 2,678,794  $   692,911  $  (592,539)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
      Interest earned on replacement
        reserve escrows                        (6,068)     (14,933)     (17,068)
      Depreciation and amortization         3,668,969    3,724,717    3,600,639
      Extraordinary loss from early
        extinguishment of debt                   -            -         288,156
      Changes in assets and liabilities:
        Decrease (increase) in cash
          restricted for tenant
          security deposits                   (11,380)     (16,860)      13,336
        Decrease (increase) in prepaid
          expenses and other assets           660,685       89,646   (1,284,748)
        Increase (decrease) in accrued
          real estate taxes                  (122,647)      58,500      290,000
        Increase (decrease) in accrued
          expenses and other liabilities     (887,983)     591,492        7,037
        Decrease in due to affiliates            -            -         (26,480)
                                          -----------  -----------  -----------

          Net cash provided by
            operating activities            5,980,370    5,125,473    2,278,333
                                          -----------  -----------  -----------

Cash flow from investing activities:
  Deposits to replacement reserve
    escrows                                  (306,512)    (306,512)    (212,912)
  Withdrawals from replacement
    reserve escrows                           166,190       57,030      519,865
  Additions to fixed assets                (2,097,479)  (1,489,791)  (1,728,096)
  Increase in accrued expenses and
    other liabilities related to
    fixed asset additions                      68,329          495         -
                                          -----------  -----------  -----------
          Net cash used in investing
            activities                     (2,169,472)  (1,738,778)  (1,421,143)
                                          -----------  -----------  -----------

Cash flow from financing activities:
  Proceeds from mortgage note payable            -            -      11,000,000
  Repayment of mortgage notes payable            -            -     (10,309,332)
  Payment of prepayment premium                  -            -        (210,825)
  Principal payments on mortgage
    notes payable                            (604,063)    (564,742)    (559,944)
  Increase in deferred expenses                  -          (9,285)    (227,478)
  Distributions                            (1,513,978)  (1,513,979)  (1,513,979)
                                          -----------  -----------  -----------

          Net cash used in
            financing activities           (2,118,041)  (2,088,006)  (1,821,558)
                                          -----------  -----------  -----------

Net increase (decrease) in
  cash and cash equivalents                 1,692,857    1,298,689     (964,368)
Cash and cash equivalents,
  beginning of year                         2,101,415      802,726    1,767,094
                                          -----------  -----------  -----------
Cash and cash equivalents,
  end of year                             $ 3,794,272  $ 2,101,415  $   802,726
                                          ===========  ===========  ===========

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

B.   Significant Accounting Policies, Continued

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

         Rental Revenues

         Leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis.
         Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related assets as follows:

           Buildings and improvements                             5 to 25 years
           Appliances, carpeting and equipment                    3 to  8 years

         Impairment of Long-Lived Assets

         Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value.

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










                                    Continued

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

B.   Significant Accounting Policies, Continued

         Descriptive Information About Reportable Segments

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

         All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Partnership's total revenue during 1999, 1998 or 1997.

C.   Cash and Cash Equivalents

     Cash and cash equivalents consisted of the following:

                                                       December 31,
                                               -----------------------------
                                                   1999              1998
                                               -----------       -----------
       Cash and money market accounts          $ 2,049,580       $   405,431
       Treasury bills                            1,744,692         1,695,984
                                               -----------       -----------

                                               $ 3,794,272       $ 2,101,415
                                               ===========       ===========

D.   Mortgage Notes Payable

     The properties owned by the Partnership are pledged as collateral for the non-recourse mortgage notes outstanding at December 31, 1999 and 1998. Mortgage notes payable consisted of the following:

                                  Principal             Annual
                           ------------------------    Interest
         Property              1999        1998          Rate      Maturity Date
     ----------------      -----------  -----------   ------------ -------------

     Century II
       Apartments          $10,757,374  $10,882,768       6.75%  January 1, 2008
     Park Place
       Tower Apartments     30,474,800   30,953,469       6.75%      May 1, 2024
                           -----------  -----------

             Total         $41,232,174  $41,836,237
                           ===========  ===========

















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

         Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long term debt is approximately $9,900,000 and $10,898,000 at December 31, 1999 and 1998, respectively.

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

            Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $27,076,000 and $31,766,000 at December 31, 1999 and 1998, respectively.

        Due to restrictions on transfers and prepayment, the Partnership may be unable to refinance certain mortgage notes payable at such calculated fair value.






                                    Continued

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D.      Mortgage Notes Payable, Continued

        The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2004 are $642,513, $687,250, $735,102, $786,286 and $841,029.

        During the years ended December 31, 1999, 1998 and 1997, the Partnership paid $2,805,485, $2,844,807 and $3,221,886 of interest on its mortgage notes, respectively.

E.      Related Party Transactions

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

        Amounts accrued or paid to the General Partners' affiliates during the years ended December 31, 1999, 1998 and 1997 were as follows:

                                      1999              1998             1997
                                    --------          --------         --------

         Property management fees   $567,764          $506,198         $475,569

         Expense reimbursements      373,661           307,468          317,432
                                    --------          --------         --------

           Charged to operations    $941,425          $813,666         $793,001
                                    ========          ========         ========

     Expense reimbursements due from affiliates of $4,941 and $1,456 were included in prepaid expenses and other assets for the year ended December 31, 1999 and 1998, respectively.

     In addition to the amounts above, refinancing costs of $110,000 were paid to the General Partners' affiliates during the year ended December 31, 1997.

F.   Legal Proceeding

           The Partnership was a defendant in a class action suit relating to the alleged unlawful practice of giving discounts for the early or timely payments of rent at Park Place Tower Apartments and Marine Terrace Apartments. In November 1999, the Court granted approval of the settlement agreement that was presented by both Plaintiff and Defense counsel. Upon payment of the settlement amount, the case was dismissed in December of 1999. The total cost of the settlement, including legal fees related to the settlement, was approximately $646,535 of which $139,610 is included in accrued expenses and other liabilities on the balance sheet. All other costs of the lawsuit have been paid as of December 31, 1999. The Partnership recognized $328,630 in other income and $733,000 in expenses which is included in general and administrative expenses, during 1999 and 1998, respectively.



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




























                                    Continued

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


G.   Partners' Deficit, Continued

     As of December 31, 1999, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                 Investor     Original
                                 Limited      Limited   General
                                 Partners     Partner   Partners       Total
                               ------------  ---------  ---------  ------------
       Capital contributions   $ 35,200,000  $   4,000  $   1,000  $ 35,205,000

       Syndication costs         (4,501,000)      -          -       (4,501,000)

       Distributions             (9,027,303)  (569,415)   (94,901)   (9,691,619)

       Net income (loss)
         before capital
         transactions           (37,393,759)   215,243   (375,539)  (37,554,055)

       Net gains on capital
         transactions             6,674,964       -        67,424     6,742,388
                               ------------  ---------  ---------  ------------
       Balance at
         December 31, 1999     $( 9,047,098) $(350,172) $(402,016) $( 9,799,286)
                               ============  =========  =========  ============

H.   Future Base Rents Due Under Commercial Operating Leases

     Future base rent receivable under commercial operating leases for the years 2000 through 2004 and thereafter is as follows:

                          2000                            $149,276
                          2001                             149,960
                          2002                             149,960
                          2003                             106,238
                          2004                             106,238
                          Thereafter                        90,000


I.   Federal Income Taxes

     For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.












                                    Continued

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

I.   Federal Income Taxes, Continued

     The reconciliation of the net income (loss) reported in the accompanying Consolidated Statement of Operations with the net income (loss) reported in the Partnership's federal income tax return for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                1999        1998        1997
                                            -----------  ----------  ----------

       Net income (loss) per Consolidated
         Statement of Operations            $ 2,678,794  $  692,911  $ (592,539)

         Difference between book and tax
           depreciation and
           amortization                         357,133     414,641     317,863

         Difference between book and tax
           legal adjustment                    (860,562)    733,000     113,526
                                            -----------  ----------  ----------

       Net income (loss) for federal
         income tax purposes                $ 2,175,365  $1,840,552  $ (161,150)
                                            ===========  ==========  ==========

     The allocation of the net income for federal income tax purposes for 1999 is as follows:

                                   Portfolio      Passive
                                    Income        Income         Total
                                   ----------    ----------    -----------
       Investor Limited Partners   $  185,800    $1,837,289    $ 2,023,089

       Original Limited Partner        11,987       118,535        130,522

       General Partners                 1,998        19,756         21,754
                                   ----------    ----------    -----------
                                   $  199,785    $1,975,580    $ 2,175,365
                                   ==========    ==========    ===========

     During the years ended December 31, 1999, 1998 and 1997 the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes were $57.47, $48.63 and $(4.58), respectively.

     The basis of the Partnership's assets for financial reporting purposes exceeded its tax basis by approximately $7,293,000 and $7,651,000 at December 31, 1999 and 1998, respectively. The basis of the Partnership's liabilities for financial reporting purposes exceeded its tax basis by approximately $154,000 and $1,015,000 at December 31, 1999 and 1998,
     respectively.














                                    Continued

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

J.   Subsequent Events

     On January 21, 2000, KR5 Acquisition, L.L.C. ("KR5"), KRF Company, L.L.C., and The Krupp Family Limited Partnership - 94, affiliates of the General Partner, filed a Transaction Statement on Schedule 13E-3 with the
     Securities and Exchange Commission (the "SEC") with respect to KR5's proposal to merge KRLP-V with and into KR5. Under the terms of the proposed merger, each unitholder of KRLP-V other than certain unitholders that have agreed to reinvest their units in KR5 will receive $1,200 in cash for each outstanding investor limited partnership interest owned by it. KR5 was formed for the purpose of merging with KRLP-V. The General Partners of the Partnership have filed definitive proxy materials with the SEC with respect to the proposed merger, which is subject to certain conditions, including approval by unitholders of the merger and related amendments to KRLP-V's partnership agreement. KRLP-V estimates that the merger, if approved by unitholders, will be completed in the second quarter of 2000.

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1999

                                                         Costs
                                                         Capitalized
                                                         Subsequent to
                             Initial Cost to Partnership Acquisition
                              -------------------------- ------------
                                             Buildings & Buildings & Depreciable
Description        Encumbrances    Land     Improvements Improvements    Life
-----------        ------------ ----------  ------------ ----------- ------------
Century II
Apartments
Cockeysville,
Maryland           $ 10,757,374 $1,049,868 $ 13,948,246 $ 6,085,913 3 to 25 Yrs.

Park Place Tower
Apartments
Chicago, Illinois    30,474,800  2,877,561   38,230,448  13,787,785 3 to 25 Yrs.
                   ------------ ---------- ------------ -----------

  Total            $ 41,232,174 $3,927,429 $ 52,178,694 $19,873,698
                   ============ ========== ============ ===========

                  Gross Amounts Carried at
                       End of Year
               -----------------------------
                         Buildings                         Year
                            and               Accumulated  Construction Year
Description      Land   Improvements  Total   Depreciation Completed    Acquired
-------------- -------- ------------ -------- ------------ ------------ --------

Century II
Apartments
Cockeysville,
Maryland     $1,049,868 $ 20,034,159 $21,084,027 $ 14,033,906   1971     1984

Park Place
Tower
Apartments
Chicago,
Illinois      2,877,561   52,018,233  54,895,794   34,893,316   1973     1984
             ---------- ------------ ----------- ------------

  Total      $3,927,429 $ 72,052,392 $75,979,821 $ 48,927,222
             ========== ============ =========== ============












                                    Continued

                KRUPP REALTY LIMITED PARTNERSHIP-V AND SUBSIDIARY

                                December 31, 1999


Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1999:

                                      1999           1998           1997
                                  -----------    -----------    -----------
  Real Estate

  Balance at beginning of
    year                          $73,882,342    $72,392,551    $70,664,455
  Acquisitions and
    improvements                    2,097,479      1,489,791      1,728,096
                                  -----------    -----------    -----------

  Balance at end of year          $75,979,821    $73,882,342    $72,392,551
                                  ===========    ===========    ===========


                                      1999           1998           1997
                                  -----------    -----------    -----------
  Accumulated Depreciation

  Balance at beginning of
    year                          $45,292,687    $41,602,481    $38,066,263
  Depreciation expense              3,634,535      3,690,206      3,536,218
                                  -----------    -----------    -----------

  Balance at end of year          $48,927,222    $45,292,687    $41,602,481
                                  ===========    ===========    ===========


     Note: The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost of the Partnership's real estate for federal income tax purposes was $75,991,870 and the aggregate accumulated depreciation for federal income tax purposes was $56,225,023, at December 31, 1999.